Form 10-K/A
period 1995-12-31
PACIFIC GULF PROPERTIES INC
filed 1996-05-07
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10/K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from _________ to ________

                         Commission file number 1-12546
                          PACIFIC GULF PROPERTIES INC.
             (Exact name of registrant as specified in its charter)


         Maryland                                          33-0577520
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

363 San Miguel Drive
Newport Beach, California                                  92660
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (714) 721-2700

Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of Stock                                          on which registered
- --------------                                          -------------------
Common Stock, $0.01 par value                           American Stock Exchange

8.375% Convertible Subordinated                         American Stock Exchange
Debentures due 2001

Securities Registered Pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 15, 1996 was approximately $85,012,146.

         On March 15, 1996, the registrant had 4,857,351 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                               TABLE OF CONTENTS*

                                                                                                      Page
                                                                                                   -----------

PART I

Item 1.              Business..................................................................          1
Item 2.              Properties................................................................          9
Item 3.              Legal Proceedings.........................................................          9
Item 4.              Submission of Matters to a Vote of Securities Holders.....................          9


PART II

Item 5.              Market for the Company's Common Equity and Related
                         Stockholder Matters...................................................         10
Item 6.              Selected Financial and Operating Data.....................................         10
Item 7.              Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...................................         14
Item 8.              Financial Statements and Supplementary Data...............................         21
Item 9.              Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure................................         22


PART III

Item 10.             Directors and Management..................................................         23
Item 11.             Executive Compensation....................................................         25
Item 12.             Security Ownership of Certain Beneficial Owners
                         and Management........................................................         32
Item 13.             Certain Relationships and Related Transactions............................         34


PART IV

Item 14.             Exhibits, Financial Statement Schedules and Reports
                         on Form 8-K...........................................................         35


* The Company hereby amends and restates its Annual Report on Form 10-K for the year ended December 31, 1995.

                                     PART I

                                ITEM 1. BUSINESS

     Pacific Gulf Properties Inc. (together with its consolidated operating partnership, PGP Inland Communities, L.P., collectively the "Company") was incorporated in August 1993 in the State of Maryland and completed its initial public offerings on February 18, 1994 (the "Offerings"). Prior to February 18, 1994, the Company was a wholly owned subsidiary of Santa Anita Realty Enterprises, Inc. ("Realty"). Its executive offices are located at 363 San Miguel Drive, Newport Beach, California 92660-7805.

     At December 31, 1995, the Company operates as a self-administered and fully integrated equity real estate investment trust ("REIT") which owns and operates 21 multifamily properties, containing 3,945 apartments, located in Southern California and the Pacific Northwest (the "Multifamily Properties"), and 10 industrial properties, containing an aggregate of 2,902,000 leasable square feet located in Southern California and the State of Washington (the "Industrial Properties").

     In addition to operating its current portfolio of properties, the Company's investment objectives are to acquire well located multifamily and industrial properties at prices equal to or less than replacement cost which provide attractive initial returns and opportunities to increase cash flow through active management and/or rehabilitation of the property. The Company intends to continue its acquisition activity, with special concentration in the near term on industrial properties located in California and Washington. The Company believes that the industrial segment is entering a growth cycle and that favorable acquisitions in the near future at less than replacement cost will become more difficult to obtain as the cycle advances. The Company will continue to pursue multifamily property opportunities in California and the Pacific Northwest, where it believes such to be to its advantage.

     During 1995, the Company acquired three additional multifamily properties that focus on active seniors as tenants. The properties provide seniors with an environment where they can enjoy the companionship of individuals their own age and recreational activities they desire. The Company believes that the active senior rental market is a growing market and will provide attractive investment opportunities in the upcoming years.

     The following table presents information on the composition of the Company's properties based on the net book value at December 31, 1995:

                                                         PERCENTAGE OF
                                            NUMBER OF     REAL ESTATE
           PROPERTY TYPE                    PROPERTIES       ASSETS
- -----------------------------------------------------------------------
Multifamily                                        21         63%
Industrial                                         10         37%
                                    -----------------------------------
Total                                              31        100%
                                    ===================================
        GEOGRAPHIC LOCATION
        -------------------
Southern California                                20         68%
Pacific Northwest                                  11         32%
                                    -----------------------------------
Total                                              31        100%
                                    ===================================

SUMMARY FINANCIAL INFORMATION

     The following table and footnote set forth summary financial information with respect to the Company from February 18, 1994, the date of the Offerings, and for the combined historical operations of the assets and liabilities acquired from Realty (the "Predecessor Multifamily and Industrial Operations") prior to that date:

                                                               YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------------
                                            1995      1994 (a)          1993          1992          1991
                                        ----------------------------------------------------------------
                                                               (Dollars in thousands)


Net rental property earnings:
             Multifamily properties     $ 14,683      $ 10,102      $  7,889      $  6,129      $  4,702
             Industrial properties         9,626         5,666           757           679           566
                                        ----------------------------------------------------------------
                                        $ 24,309      $ 15,768         8,646      $  6,808      $  5,268
                                        ================================================================

Income (loss) before gain
             on sale of properties
             extraordinary item and     $  1,739      $  2,158      $(12,036)     $ (1,620)     $ (1,207)
                                        ================================================================

Net income (loss) .................     $  8,403      $   (832)     $(12,036)     $ (1,620)     $ (1,207)
                                        ================================================================

Funds From Operations (b):
             Old Definition .......     $  8,829      $  6,502      $  1,657      $    705      $    520
                                        ================================================================
             New Definition .......     $  7,820      $  5,879      $  1,572      $    662      $    480
                                        ================================================================

Cash flow information:
             Operating ............     $  7,138      $  3,950      $  1,307      $   (348)     $   (367)
                                        ================================================================
             Investing ............      (84,480)      (99,504)      (15,323)      (27,660)      (18,084)
                                        ================================================================
             Financing ............       76,674        98,649        13,798        28,318        18,398
                                        ================================================================

(a) Includes the combined historical operations of the Predecessor Multi-family and Industrial Operations for the period January 1, 1994 to February 17, 1994 (see Item 14(A)1 Financial Statements).

(b) Funds From Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures ("Old Definition"). Management generally considers FFO to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income or as an indicator of the Company's operating performance and is not indicative of cash available to fund all cash flow needs. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. On March 3, 1995, NAREIT modified the calculation of FFO to, among other things, eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income ("New Definition") when computing FFO. See
         Item 6. "Selected Financial and Operating Data."

MULTIFAMILY PROPERTIES

    The following table presents information concerning the Multifamily Properties, including average gross scheduled rents per unit and percentage of units leased and occupied as of December 31, 1995:


                                                                    AVERAGE    INITIAL     AVERAGE
                                                DATE               UNIT SIZE     COST       RENT       PERCENT   PERCENT
        PROPERTY              LOCATION       COMPLETED    UNITS     (SQ FT)   (IN $000S)  PER UNIT     LEASED    OCCUPIED
- -------------------------------------------------------------------------------------------------------------------------
 Applewood(a)             Santa Ana, CA         1972       406          801   $ 25,566       $697          91%        89%
 Park Place               Santa Ana, CA         1990       196          799      7,252        632          99         96
 Inn at Laguna Hills(b)   Laguna Hills, CA      1994       140          500      7,779        599          96         94
 Daisy V(a)(c)            Covina, CA            1977        38          897      2,024        703          97         95
 Daisy VII (a)(c)         Diamond Bar, CA       1978/79    204          950     12,006        771         100         98
 Daisy XII (a)(c)         San Dimas, CA         1979       102          952      5,215        693          85         82
 Daisy XVI (a)(c)         West Covina, CA       1981       250          986     13,704        718          86         84
 Daisy XVII (a)(c)        San Dimas, CA         1981       156          962      8,513        696          86         84
 Lariat (a)(c)            San Dimas, CA         1981        30          970      1,744        762          93         83
 Daisy XIX (a)(c)         Ontario, CA           1983       125        1,019      7,899        722          92         88
 Daisy XX (a)(c)          Ontario, CA           1982       155        1,000      8,325        670          90         86
 Sunnyside I(a)(b)(c)     San Dimas, CA         1984       164          495      6,754        513          95         94
 Sunnyside II(a)(b)(c)    Ontario, CA           1983        60          493      2,554        505          93         93
 Sunnyside III(a)(b)(c)   Ontario, CA           1985        84          504      3,608        518          93         93
 Fulton's Landing         Everett, WA           1988       248          745     10,175        505          96         96
 Fulton's Crossing        Everett, WA           1986       256          803     10,425        531          90         90
 Lora Lakes               Burien, WA            1987       234          907      8,595        603          99         99
 Holly Ridge              Burien, WA            1987       146          946      5,792        627          98         97
 Hampton Bay              Kent, WA              1987       304          884     13,344        614          96         94
 Heatherwood (a)          Federal Way, WA       1985/86    368          741     12,522        536          97         97
 Waterhouse               Beaverton, OR         1990       279          937     10,150        643          95         94
                                                         -----                --------

                                                         3,945                $183,946
                                                         =====                ========

- ---------------
(a)      Under rehabilitation
(b)      Properties serving active senior tenants (tenants 55 and older).
(c)      Properties owned by PGP Inland Communities, L.P.

    All of the Multifamily Properties provide tenants with attractive amenities, including a swimming pool (except Inn at Laguna Hills) and clubhouse, and many include jacuzzis, tennis courts, sports courts and saunas. Many offer additional features such as vaulted ceilings, fireplaces, washers and dryers, cable television and limited access gates.

    During 1995, the Company made the following acquisitions and dispositions of apartment communities:

PGP Inland Communities, L.P. In August of 1995, the Company acquired from unrelated third parties a majority interest in 11 multifamily properties consisting of 1,368 apartment units in Southern California (listed above as the Daisy, Lariat and Sunnyside properties). The properties were contributed by the unrelated third parties to a new limited partnership, PGP Inland Communities, L.P. (the "Partnership"), in which the Company is the sole general partner with an initial ownership interest of approximately 78%. The partners contributing the properties received limited partnership units for approximately 22%.

    The total value negotiated for the properties was $71,469,000. The Partnership assumed existing tax-exempt indebtedness of $24,850,000 and conventional indebtedness of $30,263,000 (all such indebtedness secured by the properties). The partners contributing the properties received approximately 226,000 limited partnership units and the Company received its general partnership interest in exchange for its cash contribution of approximately $12,800,000.

    The terms of the partnership agreement provide that all cash flow from the properties shall be distributed to the Company until the properties have achieved a threshold net operating income each year and cumulatively. Cash flow in any given year after the Partnership has achieved its threshold net operating income will then be distributed to the limited partners until the limited partners have received, on a unit-for-unit basis, distributions equivalent to the then current dividend rate on the Company's common stock. All cash in excess of this amount in any given year will be distributed to the Company.

    The Partnership units owned by the limited partners may be tendered by the holders to the Company at any time after August of 1997, subject to certain exceptions. Upon tender, the Company, at its election, must either issue shares of its common stock for the units on a one-for-one basis, or pay cash for the units based on the then fair market value of the Company's common stock. The limited partners have certain registration rights with regard to common stock received upon such tender.

    Heatherwood Apartments. In November of 1995, the Company acquired the 368-unit Heatherwood apartment community in Federal Way, Washington for approximately $12,522,000. The Company plans to spend approximately $800,000 to make needed improvements to the property.

    Sale of Texas Portfolio. In November of 1995, the Company sold its Texas apartment portfolio to four entities controlled by Capitol Investment Associates Corporation. The Texas apartment portfolio consisted of four properties containing 1,085 apartment units in San Antonio, Austin and Houston, and represented the Company's entire holdings in the state of Texas. The Company received total consideration of $31,125,000: $30,125,000 in cash and four notes receivable totaling $1,000,000 from the purchasing entities. The notes receivable mature in seven years, bear interest at 9%, require monthly interest-only payments and are secured by limited partnership interests in the purchasing entities. In conjunction with the sale, the Company repaid the mortgage notes payable secured by the Texas apartment portfolio which totaled $14,438,000 and $2,000,000 of the Company's revolving line of credit.

INDUSTRIAL PROPERTIES

    The following table presents information concerning the Industrial Properties, including the actual average rent per square foot and percentage of the leasable square footage leased and occupied by tenants as of December 31, 1995:


                                                           LEASABLE    NUMBER    INITIAL     AVERAGE
                                                DATE        SQUARE       OF        COST      RENT PER   PERCENT
      PROPERTY             LOCATION           COMPLETED    FOOTAGE     TENANTS  (IN $000s)    SQ. FT.   LEASED
- ----------------------------------------------------------------------------------------------------------------
Seattle I                Seattle, WA             1968       42,240        3    $  1,545        $0.51      100%

Seattle II               Seattle, WA             1981       64,077       10       1,429         0.56       96

Seattle III              Seattle, WA             1981       78,720       13       3,471         0.46       86

Pacific Gulf Business
Park (a)                 Tukwila, WA            1975-79    475,629      180      17,361         0.60       89

Etiwanda                 Ontario, CA             1991      576,327        4      16,111         0.29      100

Golden West              Rancho Cucamonga, CA    1990      296,821       90       9,806         0.38       93

Vista                    Vista, CA               1990      356,800        9      11,361         0.39       93

Baldwin Industrial
Park                     Baldwin Park, CA        1986      623,261       14      28,877 (b)     0.38      100

Garden Grove Industrial
 Park                    Garden Grove, CA        1979      251,927       10       8,794         0.37      100

Crescent Business        Rancho Cucamonga, CA
Center                                           1981      136,066       24       5,033         0.39       93
                                                         ---------             --------
                                                         2,901,868             $103,788
                                                         =========             ========

- ---------------
(a)      Under rehabilitation.

(b) Amount does not include the cost of purchasing the land underlying Baldwin Industrial Park or the increased purchase price paid by the Company after settlement of arbitration, both events which occurred subsequent to December 31, 1994.

During 1995, the Company made the following acquisitions of industrial properties:

    Baldwin Industrial Park . In February 1995, the Company acquired the land underlying Baldwin Industrial Park for $3,454,000 in cash and repaid to an unrelated third party an $889,000 loan that bore interest at 11.1% and was secured by a portion of the land. The Company already owned the improvements, consisting of approximately 623,000 leasable square feet.

    Home Savings of America ("Home Savings"), the current lessee of an undeveloped ten-acre parcel in the industrial park and of a 55,656 square foot building in the industrial park, has options to purchase both the ten-acre parcel and the building and land underlying the building under the terms of its leases. Home Savings has exercised its options under both agreements. Pursuant to the leases, as amended, the sale of these parcels is required to close by July 4, 1996. If the sale closes, the purchase price for the ten-acre parcel is $4,500,000, while the price of the building is $3,195,000. The Company will receive the proceeds from the sale of the land and building to Home Savings upon consummation of those transactions. Subsequent to its exercise, Home Savings proposed a restructuring of the existing leases to defer the purchase and to continue leasing the properties. Current annual rentals received from the leases on these two parcels are approximately $721,000 and $278,000, respectively.

    For each of the last five years at Baldwin Industrial Park, occupancy and average monthly rent per square foot have been as follows: 100% and $.38 (1995); 90% and $.39 (1994); 90% and $.38 (1993); 95% and $.40 (1992); and 96% and $.37
(1991). The property tax expense for 1995 was $370,192 assessed at a 1.37% rate per assessed valuation. The Company depreciates the property for federal income tax purposes on a straight-line basis over a 40-year life. The following table presents the scheduled lease expirations at Baldwin Industrial Park for each of the next 10 years:

                          NUMBER OF         LEASABLE SQUARE          ANNUAL       PERCENT OF ANNUAL
        YEAR               TENANTS              FOOTAGE             RENTS (a)         RENTS (a)
- ----------------------------------------------------------------------------------------------------
        1996                  3                  214,842             $996,000             35%
        1997                  3                   94,590              331,000             12
        1998                  3                  133,545              538,000             19
        1999                  2                   81,735              460,000             16
        2000                  -                        -                    -             -
        2001                  3                   98,549              498,000             18
        2002                  -                        -                    -             -
        2003                  -                        -                    -             -
        2004                  -                        -                    -             -
        2005                  -                        -                    -             -

- ---------------
(a)  Excludes ground lease rent in gross rental.

    The following table presents information regarding the principal tenants of Baldwin Industrial Park.

                                                                        LEASABLE
                                                                         SQUARE
      TENANT                             PRIMARY USE                     FOOTAGE           LEASE EXPIRATION DATE
- -----------------------------------------------------------------------------------------------------------------------------------
Home Savings of America          Data processing/office/warehouse       101,071(a)        October 1996 and August 1999(a)
Taylor Corporation               Thermographic printing                  54,860           March 1998
Aeroquip Corporation             Distribution                            42,642           April 1996
Sue, Young & Brown               Distribution                            38,420           October 1996

- -------------

(a) Home Savings of America has two separate leases: (1) a lease expiring in August 1999 for 45,415 leasable square feet and (2) a lease expiring in October 1996 for 55,656 leasable square feet.

    Other large tenants of Baldwin Industrial Park include Thomas & Betts Corp. (36,320 sq. ft.), The Los Angeles Times (30,665 sq. ft.) and Federal Express (26,366 sq. ft.)

    Pacific Gulf Business Park . In December 1995, the Company acquired a 475,000 square foot business park in Tukwila, Washington for approximately $17,361,000. The park was renamed PGP Business Park, and the Company anticipates spending $800,000 on capital improvements and deferred maintenance items.

INDEBTEDNESS

    The following table presents information on indebtedness encumbering the Multifamily and Industrial Properties, excluding borrowings outstanding under the Company's revolving line of credit, as of December 31, 1995:

                                     PRINCIPAL BALANCE
                 PROPERTY               (IN $000s)               MATURITY DATE    INTEREST RATE
- ----------------------------------------------------------------------------------------------------
MULTIFAMILY
Inn at Laguna Hills                     $  4,787                  August 2024        7.250%
Applewood/Park Place (a)                  11,932                   March 1999        8.490%
Daisy V                                    1,310               September 2025        7.479%(d)
Daisy VII                                  8,865                  August 1998        8.000%
Daisy XII                                  3,733               September 2025        7.479%(d)
Daisy XVI                                  9,170                  August 1998        8.000%
Daisy XVII                                 5,897                  August 1998        8.000%
Lariat                                     1,207               September 2025        7.479%(d)
Daisy XIX (b)                              6,700                   March 2018         (c)
Daisy XX (b)                               7,690                November 2004         (c)
Sunnyside I (b)                            5,670                   March 2018         (c)
Sunnyside II (b)                           1,830                   March 2018         (c)
Sunnyside III (b)                          2,960                   March 1996         (f)
Lora Lakes, Fulton's Landing and
Fulton's Crossing (a)                     14,914                   March 1998         8.420%
Holly Ridge                                3,336                   March 2002      Libor + 1.5%
Waterhouse                                 7,310                    June 1997         8.250%
                                        --------
Total Multifamily                         97,311
                                        --------
INDUSTRIAL

Baldwin Park Industrial Park              11,975                 October 2005         8.150%
Etiwanda                                   6,943                     May 2000         8.740%
Crescent Business Center                   1,000                December 1996         7.500%
Seattle I, II, III                         4,684                November 1996         8.000%
Pacific Gulf Business Park                11,765                December 2002     Libor + 1.5%(e)
                                        --------
Total Industrial                          36,367
                                        --------
                                        $133,678
                                        ========

- ---------------
(a) Applewood and Park Place jointly collateralize the $11,932,000 note payable, and Lora Lakes, Fulton's Landing and Fulton's Crossing jointly collateralize the $14,914,000 note payable.

(b) These properties are subject to restrictions requiring that a specified percentage of the apartment units in such properties be made available to persons with lower and moderate income. In addition, state and local authorities in some cases impose certain restrictions on the amount of rent that can be charged.

(c) Tax-exempt mortgage notes provide for floating rates of interest, which adjust weekly or monthly, and include a margin over the applicable Kenny Rate or 11th District Cost of Funds. The weighted average rate at December 31, 1995 was 5.51%.

(d) Interest rate is subject to periodic adjustments beginning March 10, 1996 based on the monthly weighted average 11th District Cost of Funds plus 2.8%.

(e) Subsequent to December 31, 1995, the Company entered into an interest rate swap agreement that fixes the interest rate on $11,500,000 of the principal balance at 7.35% for five years commencing July 1, 1996.

(f) This tax-exempt mortgage note provides for a floating rate of interest based on the 11th District Cost of Funds plus 3.5%, adjusted monthly.

CORPORATE OFFICES

    The Corporate offices are located in Newport Beach, California in a building that contains approximately 7,000 square feet fully occupied by the Company.

PROPERTY MANAGEMENT

    Multifamily Properties. The Company currently manages all of its Multifamily Properties in each of its regions. The Company either directly or through Realty has managed its Multifamily Properties in the Pacific Northwest since August 1993 and in California since October 1993. Management services by Realty ended in 1994.

    Each of the regions is managed by a Regional Manager who reports directly to the Vice President of Operations - Apartments. Within each region, each of the Multifamily Properties is operated by a staff of approximately six to seven individuals, including a manager, assistant manager and/or leasing agents, and a maintenance and apartment preparation staff. The Company locates prospective tenants for its Multifamily Properties primarily by advertising in magazines listing available rentals and by using firms that assist tenants in locating apartments. The Company also does magazine and direct mail advertising. Policies and procedures utilized at the property sites, including procedures concerning lease contracts, on-site marketing, credit collection standards and eviction standards, follow established federal and state laws.

    Individual property lease programs are structured to respond to local market conditions. The Company attempts to balance rent increases with high occupancy and low turnover. None of the Multifamily Properties are currently subject to rent control or rent stabilization regulations. However, certain of these properties are subject to restrictions based on tax-exempt loan requirements. Standard lease terms stipulate due dates for rent payments, late charges, no offset or withholding provisions, security deposits and damage reimbursement clauses, as well as many other provisions considered favorable to the property owner. Nonpayment of rent is generally handled at the properties within 15 days from the beginning of the month, with either commencement of collection or eviction proceedings occurring within that time period.

    Industrial Properties. The Company manages its existing Industrial Properties in California, before 1996, and has retained a local property management firm for management of its existing Seattle industrial portfolio. With the acquisition of the PGP Business Park in the Pacific Northwest, the Company assumed in 1996 the direct management of its Industrial Properties with staff employed by the Company.

    The Company offers industrial leases in the one- to five-year range. Lease terms include, in most cases, annual adjustments based on changes in the consumer price index and from one to three months' free rent. The standard lease also includes some refurbishing and tenant improvement allowance with the amount varying depending upon the length of the lease, the size of the space leased and the use. The Company will seek tenants primarily involved in warehouse, distribution, assembly and light manufacturing activities. Standard lease terms include a stipulated due date for rent payment, late charges (typically with no grace period), no offset or withholding provisions, security deposit clause, as well as many other provisions considered favorable to the landlord.

EMPLOYEES

    At December 31, 1995, the Company employed approximately 135 persons, of which 110 were onsite or property related and 25 were executive office employees.

COMPETITIVE AND OTHER CONDITIONS

    Competition. Within its geographic areas of operation, the Company is subject to competition from a variety of investors, including insurance companies, pension funds, corporate and individual real estate developers and investors and other REITs with investment objectives similar to those of the Company. Some of these competitors have more substantial financial resources and longer operating histories than the Company. As an owner of apartment and industrial real estate properties, the Company competes with other owners of similar properties in connection with their financing, sale, lease or other disposition and use.

    Many regions of the United States, including regions in which the Company owns properties, have in the past experienced economic recessions. Factors which have contributed to economic downturns in the Company's markets include downturns in the national economy and reductions and downsizing in the aerospace and defense industries. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to the Company to meet their lease obligations and could adversely affect the Company's ability to attract or retain tenants.

    Insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its Multifamily Properties and Industrial Properties, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate and appropriate under the circumstances. These are certain types of losses, such as those arising from acts of war, that are not generally insured because they are either uninsurable or not economically insurable. Presently the Company carries earthquake disaster insurance on its California properties which comprise 68% of the Company's total portfolio (as a percentage of real estate assets); however, such insurance may not be available in the future or may only be available at rates that, in the opinion of the Company, are prohibitive. In the event that an uninsured disaster or a loss in excess of insured limits should occur, the Company could suffer a substantial loss, including loss of anticipated future revenues, while remaining obligated on related mortgage indebtedness. The Company believes its properties were constructed in compliance with applicable construction standards in effect at the time of construction. The Company obtained customary title insurance insuring fee title to its properties upon their acquisition.

                               ITEM 2. PROPERTIES

    Information concerning property owned by the Company is included under "Item
1. Business."

                            ITEM 3. LEGAL PROCEEDINGS

    The Company is not presently subject to any litigation nor is any litigation threatened against the Company, other than routine litigation arising in the ordinary course of business.

          ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of the Company began trading on the American Stock Exchange under the symbol "PAG" on February 10, 1994. The following sets forth the high and low closing prices for the common stock on the American Stock Exchange.

                                                         CASH          RECORD                DATE
                             HIGH          LOW        DISTRIBUTION      DATE                 PAID
                           ----------------------------------------------------------------------------------
1994
       1st Quarter(1)      $18 1/2        $17 1/4        $.18(2)    April 15, 1994        May 13, 1994
       2nd Quarter          17 7/8         16 1/8         .39(2)    July 15, 1994         August 15, 1994
       3rd Quarter          17 1/2         15 1/2         .39(2)    October 7, 1994       November 15, 1994
       4th Quarter          16 7/8         12 3/4         .39(3)    January 16, 1995      February 15, 1995
1995
       1st Quarter          16 1/4         14 5/8         .39(3)    April 14, 1995        May 12, 1995
       2nd Quarter          16 1/4         14 1/2         .39(3)    July 14, 1995         August 15, 1995
       3rd Quarter          16 5/8         14 5/8         .39(3)    October 16, 1995      November 14, 1995
       4th Quarter          16 3/4         13             .40       January 2, 1996       January 10, 1996

    (1) The Company's common stock commenced trading on February 10, 1994.

    (2) 35% of the distributions paid to beneficial owners in 1994 represented a return of capital.

    (3) 68% of the distributions paid to beneficial owners in 1995 represented a return of capital.

    The minimum distribution requirement to maintain REIT status was approximately $2,500,000 for 1994 and $2,300,000 for 1995.

    A regular quarterly distribution of $.40 per share was paid January 10, 1996. The closing price of the common stock on the American Stock Exchange on March 15, 1996 was $18.00 per share. As of March 15, 1996, there were approximately 3,800 beneficial owners of common stock.

    The statement on the face of this Annual Report on Form 10-K/A regarding the aggregate market value of voting stock of the Company held by non-affiliates of the Company is based on the assumption that all directors and officers of the Company were, for purposes of this calculation only (and not for any other purpose), affiliates of the Company.

                  ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

    The following table and footnotes set forth selected historical financial information for the Company and for the Predecessor Multifamily and Industrial Operations (See Part I - Summary Financial Information) prior to the Company's Offerings. The historical information for the Company reflects the actual operations of the Company from February 18, 1994, the date of the Company's initial public offerings, and the combined historical operating data of the Predecessor Multifamily and Industrial Operations prior to that date.

                                                                                  Years Ended December 31,
                                                      ----------------------------------------------------------------------------

                                                         1995          1994 (a)            1993            1992             1991
                                                      -----------    -----------       -----------     -----------     -----------
                                                                       (Dollars in thousands, except share data)

OPERATING DATA
Rental income:
  Multifamily properties ..........................   $    24,898    $    18,937       $    15,150     $    10,768     $     7,607
  Industrial properties ...........................        12,193          7,207             1,002             885             785
                                                      -----------    -----------       -----------     -----------     -----------
                                                           37,091         26,144            16,152          11,653           8,392
                                                      -----------    -----------       -----------     -----------     -----------
Expenses:
Rental property expenses:
  Multifamily properties ..........................        10,215          8,835             7,261           4,639           2,905
  Industrial properties ...........................         2,567          1,541               245             206             219
                                                      -----------    -----------       -----------     -----------     -----------
                                                           12,782         10,376             7,506           4,845           3,124

Depreciation and amortization .....................         6,538          3,880             2,719           2,325           1,727
Amortization of debenture discount and costs ......           552            464              --              --              --
Interest ..........................................        13,057          7,541             5,943           5,355           4,140
General and administrative ........................         2,423          1,725             1,538           1,394           1,286
Minority interest in losses of
  combined partnerships ...........................          --             --                (492)           (646)           (678)
Reduction in carrying value of Predecessor
  properties ......................................          --             --              10,974            --              --
                                                      -----------    -----------       -----------     -----------     -----------
                                                           35,352         23,986            28,188          13,273           9,599
                                                      -----------    -----------       -----------     -----------     -----------
Income (loss) before gain on sale of
  properties and extraordinary item ...............         1,739          2,158           (12,036)         (1,620)         (1,207)
  Gain on sale of real estate .....................         6,664           --                --              --              --
  Extraordinary item ..............................          --           (2,990)             --              --              --
                                                      -----------    -----------       -----------     -----------     -----------
Net income (loss) .................................   $     8,403    $      (832)      $   (12,036)    $    (1,620)    $    (1,207)
                                                      ===========    ===========       ===========     ===========     ===========

Net income (loss) per common share ................   $      1.74    $      (.07)(b)          --              --              --

Weighted average common shares ....................     4,830,723      4,273,337 (b)          --              --              --

BALANCE SHEET DATA
Real estate, net of accumulated depreciation:
  Multifamily properties ..........................   $   175,879    $   113,706       $    90,375     $    88,519     $    62,811
  Industrial properties ...........................       102,813         79,751             7,323           7,395           7,470
                                                      -----------    -----------       -----------     -----------     -----------
Total real estate .................................       278,692        193,457            97,698          95,914          70,281

Total assets ......................................       288,591        202,519            99,984         100,186          73,944
Senior debt .......................................       149,847         69,480            88,740          78,613          52,824
Convertible subordinated debentures ...............        55,659         55,526              --              --              --
Total equity ......................................        71,980         70,860             9,501          23,200          22,112

PROPERTY DATA (end of period)
Total multifamily properties ......................            21             13                10               9               5
Total apartment units .............................         3,945          3,292             2,654           2,398           1,290
Apartment units occupied ..........................            92%            93%               92%             93%             95%

Total industrial properties .......................            10              9                 3               3               3
Industrial leasable area (sq. ft.) ................     2,902,000      2,426,000           185,000         185,000         185,000
Industrial leasable area leased ...................            96%            97%               95%             97%             89%

                                                                                  Years Ended December 31,
                                                      ----------------------------------------------------------------------------

                                                         1995          1994 (a)            1993            1992             1991
                                                      -----------    -----------       -----------     -----------     -----------
                                                                           (Dollars in thousands, except share data)

SUPPLEMENTAL DATA
Funds From Operations (c) -
  Old Definition ..........................          $  8,829        $  6,502            $  1,657        $    705        $    520
  New Definition ..........................             7,820           5,879               1,572             662             480

Cash flow information:
  Operating ...............................             7,138           3,950               1,307            (348)           (367)
  Investing ...............................           (84,480)        (99,504)            (15,323)        (27,660)        (18,084)
  Financing ...............................            76,674          98,649              13,798          28,318          18,398


- -------------------

(a) Includes the combined historical operations of the Company (from February 18 through December 31, 1994) and the Predecessor's Multifamily and Industrial Operations (prior to February 18, 1994). See
         Part IV - Financial Statements.

(b) Per share data for 1994 was based on the weighted average common shares outstanding for the period February 18, 1994 (the closing date of the Company's initial public offering) through December 31, 1994 and the Company's net loss for that period.

(c) Funds From Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures (the "Old Definition"). Management generally considers FFO to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as an indicator of the Company's operating performance and is not indicative of cash available to fund all cash flow needs. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to stockholders. FFO also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. On March 3, 1995, NAREIT modified the calculation of FFO to, among other things, eliminate amortization of deferred financing costs and depreciation of non-real estate assets as items added back to net income (the "New Definition") when computing FFO.

              Below is the calculation of FFO consistent with the methodology historically used by the Company reconciled to the revised calculation adopted by NAREIT which the Company adopted as of January 1, 1996:

                                                                                  Years Ended December 31,
                                                      ----------------------------------------------------------------------------

                                                         1995          1994 (1)            1993            1992             1991
                                                      -----------    -----------       -----------     -----------     -----------
                                                                                  (Dollars in thousands)


Net income (loss) ........................           $  8,403        $   (832)             (12,036)        (1,620)        (1,207)
Depreciation and amortization ............              7,090           4,344                2,719          2,325          1,727
Gain on sale of properties ...............             (6,664)           --                   --             --             --
Reduction in carrying value of
   Predecessor's properties ..............               --              --                 10,974           --             --
Extraordinary item .......................               --             2,990                 --             --             --
                                                     --------        --------             --------       --------       --------
Funds From Operations -
   Old Definition ........................              8,829           6,502                1,657            705            520
Amortization
   Debenture discount and costs ..........               (552)           (464)                --             --             --
   Costs related to financing
   assumed
      from Predecessor and line
      of credit costs ....................               (302)           (159)                 (85)           (43)           (40)
   Long-term financing costs .............               (155)
                                                     --------        --------             --------       --------       --------
Funds From Operations -
   New Definition ........................           $  7,820        $  5,879             $  1,572       $    662       $    480
                                                     ========        ========             ========       ========       ========

- ---------------
(1)  Reference refers to (a) above.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with "Selected Financial Data" and the financial statements and notes thereto of the Company and the Predecessor Multifamily and Industrial Operations appearing elsewhere in this report. Such financial statements and information have been prepared to reflect the Company's initial period of operations and its financial condition as of December 31, 1995 together with the combined historical financial statements of the Predecessor Multifamily and Industrial Operations prior to the consummation of the Offerings.

         The combined historical financial statements are comprised of the Company and the operations, assets and liabilities of certain properties which prior to the Offerings were owned and operated by Realty. These properties were acquired by the Company in February 1994 in connection with consummation of the Offerings and related formation transactions.

         The comparability of the financial information discussed below is impacted by the following: the acquisition of twelve multifamily properties containing 1,736 apartment units, the acquisition of one industrial property containing approximately 476,000 square feet, and the disposition of four multifamily properties consisting of 1,085 apartment units during 1995; the Offerings and other acquisition transactions during 1994, including the acquisition of three multifamily properties containing 638 apartment units and three industrial properties containing 2,241,000 square feet; the acquisition of one multifamily property containing 256 apartment units in 1993; and four multifamily properties containing an aggregate of 1,108 apartment units during the last eight months of 1992. The changes in operating results from period to period discussed below are primarily the result of increases in the number of multifamily properties and related apartment units and in the leased square footage of additional industrial properties acquired.

RESULTS OF OPERATIONS

         For comparison purposes, the Company's operating results for the period February 18, 1994 through December 31, 1994 have been added to the operating results of the Predecessor Multifamily and Industrial Operations for the period January 1, 1994 through February 17, 1994 to present the results of operations for the year ended December 31, 1994 used in the following comparisons.

         Comparison of the year ended December 31, 1995 to the year ended December 31, 1994

         Multifamily rental income increased by $5,961,000 or 31%, from $18,937,000 in 1994 to $24,898,000 in 1995. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995 offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995. Industrial rental income increased by $4,986,000 or 69%, from $7,207,000 in 1994 to $12,193,000 in 1995. This increase was primarily attributable to the acquisition of three industrial parks during the last half of 1994 containing approximately 1,011,000 square feet of space. As a result of these changes, total revenues increased by $10,947,000, or 42% from $26,144,000 in 1994 to $37,091,000 in 1995.

         Multifamily rental income for the year ended December 31, 1995 totaled $24,898,000 and included $3,990,000 related to 12 multifamily properties acquired during 1995 and $5,987,000 related to four multifamily properties sold during the last quarter of 1995.

         Industrial rental income for the year ended December 31, 1995 totaled $12,193,000 and included $192,000 related to industrial properties acquired during 1995.

         Multifamily rental property expenses increased by $1,380,000, or 16%, from $8,835,000 in 1994 to $10,215,000 in 1995. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995. Industrial rental property expenses increased by $1,026,000, or 67%, from $1,541,000 in 1994 to $2,567,000 in 1995. This increase was primarily attributable to the acquisition of three industrial parks during the last half of 1994.

         Multifamily rental property expenses for the year ended December 31, 1995 totaled $10,215,000 and included $1,779,000 related to 12 multifamily properties acquired during 1995 and $2,403,000 related to the four multifamily properties sold during the last quarter of 1995.

         Industrial rental property expenses for the year ended December 31, 1995 totaled $2,567,000 and included $25,000 related to the industrial properties acquired during 1995.

         As a result of the aforementioned changes, net rental property earnings for multifamily properties increased by $4,581,000, or 45%, and for industrial properties increased by $3,960,000, or 70%.

         Depreciation and amortization increased by $2,658,000, or 69%, from $3,880,000 in 1994 to $6,538,000 in 1995. The increase relates primarily to depreciation which increased by $2,360,000, or 63%, from $3,721,000 in 1994 to $6,081,000 in 1995 as a result of the acquisition of the twelve multifamily properties in 1995, the three industrial properties acquired in late 1994, and the capital improvements made to rehabilitate existing properties.

         Amortization of debenture discount and costs increased by $88,000 from $464,000 in 1994 to $552,000 in 1995 due primarily to the debentures which were issued on February 18, 1994 being outstanding during the entire year in 1995.

         Total depreciation and amortization (including amortization of debenture discount and costs) increased by ($2,746,000, or 63%, from $4,344,000 in 1994 to $7,090,000 in 1995. This increase was primarily attributable to additional depreciation relating to the acquisition of 12 multifamily properties in 1995, three industrial properties acquired in late 1994, and capital improvements made to rehabilitate existing properties.

         Interest expense increased by $5,516,000, or 73%, from $7,541,000 in 1994 to $13,057,000 in 1995. This increase was attributable to increased borrowings outstanding during 1995, as compared to 1994, pursuant to new borrowings of $55,517,000 relating to the acquisition of twelve multifamily properties and one industrial park during the last half of 1995 and $24,850,000 of tax-exempt mortgage indebtedness assumed with the Company's recent acquisitions.

         General and administrative expenses increased by $698,000, or 40%, from $1,725,000 in 1994 to $2,423,000 in 1995. This increase was primarily attributable to personnel increases related to the 1994 and 1995 acquisitions made during the second half of each year, respectively.

         For the year ended December 31, 1995, the Company incurred net income of $8,403,000 compared to a net loss of $832,000 in 1994. These improved results are attributable to the foregoing, and are offset partially by a $6,664,000 net gain from the sale of the Texas apartment portfolio (see Part 1, Item 1) in 1995 and a $2,990,000 loss from the extinguishment of debt in 1994 relating to the acquisition of certain of the properties from Realty.

         Comparison of the year ended December 31, 1994 to the year ended December 31, 1993

         Multifamily rental income increased by $3,787,000, or 25%, from $15,150,000 in 1993 to $18,937,000 in 1994. The increase was primarily attributable to the acquisition of three multifamily properties containing 638 apartment units in 1994. Industrial rental income increased by $6,205,000, or 619%, from $1,002,000 in 1993 to $7,207,000 in 1994. This increase was primarily attributable to the acquisition of six industrial parks containing approximately 2,241,000 square feet of space. As a result of these changes, total revenues increased by $9,992,000, or 62% from $16,152,000 in 1993 to $26,144,000 in 1994.

         Multifamily rental income for the year ended December 31, 1994 totaled $18,937,000 and included $2,389,000 related to three multifamily properties acquired during 1994.

         Industrial rental income for the year ended December 31, 1994 totaled $7,207,000 and included $4,912,000 related to six industrial properties acquired during 1994.

         Multifamily rental property expenses increased by $1,574,000, or 22%, from $7,261,000 in 1993 to $8,835,000 in 1994. This increase was primarily attributable to the acquisition of three multifamily properties in 1994. Industrial rental expenses increased by $1,296,000, or 529%, from $245,000 in 1993 to $1,541,000 in 1994. This increase was primarily attributable to the acquisition of six industrial parks.

         Multifamily rental property expenses for the year ended December 31, 1994 totaled $8,835,000 and included $1,250,000 related to the multifamily properties acquired during 1994.

         Industrial rental property expenses for the year ended December 31, 1994 totaled $1,541,000 and included $909,000 related to the industrial properties acquired during 1994.

         As a result of the aforementioned changes, net rental property earnings for multifamily properties increased by $2,213,000, or 28%, and for industrial properties increased by $4,909,000, or 648%.

         Depreciation and amortization increased by $1,161,000 from $2,719,000 in 1993 to $3,880,000 in 1994. The increase relates primarily to depreciation which increased by $1,087,000, or 41%, from $2,634,000 in 1993 to $3,721,000 in
1994 as a result of the acquisition of three multifamily properties and six industrial properties in 1994, and capital improvements made to rehabilitate existing properties.

         Amortization of debenture discount and costs, which was new for 1994, totaled $464,000 due to the issuance of the debentures on February 18, 1994 in connection with the Company's initial public offering.

                  Total depreciation and amortization (including amortization of debenture discount and costs) increased by $1,625,000, or 60%, from $2,719,000 in 1993 to $4,344,000 in 1994. This increase was primarily attributable to additional depreciation relating to the acquisition of three multifamily properties and six industrial properties in 1994, capital improvements made to rehabilitate existing properties, and amortization of debenture discount and costs.

                  Interest expense increased by $1,598,000, or 27%, from $5,943,000 in 1993 to $7,541,000 in 1994. This increase was attributable to increased borrowings outstanding during 1994, as compared to 1993, resulting from significant changes in the Predecessor Multifamily and Industrial Operations and the Company's debt structure. Such changes in 1994 included the issuance of $56.5 million principal amount of convertible subordinated debentures (net of debenture discount), borrowings of $39,100,000 under the Company's new variable rate revolving credit facility, new mortgage notes of $15,200,000 relating to the acquisition of one multifamily property and two industrial parks during 1994, offset by the repayment of $73,300,000 of the Predecessor's indebtedness using proceeds from the Offerings. In addition, the increase in interest expense was attributable to a higher borrowing rate in the Company's variable rate credit facility during 1994 as compared to 1993, which resulted from overall increases in the prime rate and LIBOR rates.

                  General and administrative expenses increased by $187,000, or 12%, from $1,538,000 in 1993 to $1,725,000 in 1994. This was primarily attributable to the growth related to the 1994 acquisitions.

                  For the year ended December 31, 1994, the Company incurred a net loss of $832,000, compared to a net loss of $12,036,000 in 1993. These improved results are attributable to the foregoing, the nonrecurring loss of $10,974,000 recognized in 1993 by Realty as a result of the formation transactions which reduced the carrying value of the Predecessor's properties, and are partially offset by a $2,990,000 extraordinary loss from the extinguishment of debt in 1994.

                  Comparison of the year ended December 31, 1993 to the year ended December 31, 1992

                  Multifamily rental income increased by $4,382,000, or 41%, from $10,768,000 in 1992 to $15,150,000 in 1993. This increase was primarily attributable to rental revenues from the five multifamily properties acquired during 1992 and 1993. Industrial rental income (rent from the Seattle Industrial Buildings) increased $117,000, or 13%, from $885,000 in 1992 to $1,002,000 in
1993. This increase was primarily attributable to increases in rental rates. As a result of the above changes, total revenues increased by $4,499,000, or 39%, from $11,653,000 in 1992 to $16,152,000 in 1993.

                  Multifamily rental income for the year ended December 31, 1993 totaled $15,150,000 and included $773,000 related to five multifamily properties acquired during 1993.

                  Multifamily rental property expenses increased by $2,622,000, or 57%, from $4,639,000 in 1992 to $7,261,000 in 1993. This increase was primarily attributable to the acquisition of five multifamily properties during 1992 and 1993.

                  Multifamily rental property expenses for the year ended December 31, 1993 totaled $7,261,000 and included $337,000 related to the multifamily properties acquired during 1993.

                  As a result of the aforementioned changes, net rental property earnings for multifamily properties increased by $1,760,000, or 29%, and for industrial properties increased $78,000, or 11%.

                  Total depreciation and amortization increased by $394,000, or 17%, from $2,325,000 in 1992 to $2,719,000 in 1993. This increase was primarily attributable to additional depreciation relating to the five multifamily properties acquired during 1993.

                  Interest increased by $588,000, or 11%, from $5,355,000 in 1992 to $5,943,000 in 1993. This increase was primarily attributable to increased borrowings relating to the acquisition of five multifamily properties during 1992 and 1993.

                  General and administrative expenses increased by $144,000, or 10%, from $1,394,000 in 1992 to $1,538,000 in 1993. This was primarily the result of increased accounting, professional and director fees.

                  For the year ended December 31, 1993, a net loss of $12,036,000, including a nonrecurring loss of $10,974,000 resulting from the formation transactions which was recognized by Realty in 1993, was incurred, compared to a net loss of $1,620,000 in 1992. Excluding the nonrecurring loss, the Predecessor incurred a loss of $1,062,000 for the year ended December 31, 1993, compared to a net loss of $1,620,000 in 1992. These improved results are attributable to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 1995, the Company had $2,847,000 of cash to meet its immediate short term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, funding from the Company's revolving line of credit.

                  On February 18, 1994, the Company completed its initial public offerings of 3,900,000 shares of common stock (4,008,500 shares after exercise of over allotment option) and $50,000,000 aggregate principal amount of 8.375% convertible subordinated debentures ($56,551,000 after exercise of over allotment option). Prior to that date, the Company was a wholly owned subsidiary of Realty. Proceeds raised by the Company totaled $64,214,000 (net of fees and costs) from the stock offering and $55,420,000 (net of discount) from the debenture offering.

                  On February 18, 1994, the Company acquired the Predecessor Multifamily and Industrial Operations from Realty pursuant to a Purchase and Sale Agreement between Realty and the Company dated November 15, 1993. The Predecessor Multifamily and Industrial Operations consisted of ten multifamily properties containing 2,654 apartment units and three industrial properties containing an aggregate of 185,000 leasable square feet and certain other assets and liabilities of Realty, including the Company's headquarters. In connection with the acquisitions from Realty, the Company paid $44,425,000 in cash (representing the repayment of indebtedness outstanding on Realty's lines of credit related to the Predecessor Multifamily and Industrial Operations), assumed $44,290,000 in debt and other obligations (of which $29,025,000 was repaid with proceeds from the Offerings) and issued 149,900 shares of common stock. In October 1994, the Company acquired Realty's interest in the partnership that owned Baldwin Industrial Park, which contains 623,000 leasable square feet of industrial space, for 559,748 shares of common stock and issued 74,671 of common stock shares to Realty as payment for the Company's corporate offices and certain other assets. (The Company also acquired the interest of the other partners in Baldwin Industrial Park for $9,760,000 of which $6,362,000 was paid in 1994.) As a result of these transactions, Realty's ownership interest in the Company was reduced to 16%. In connection with the extinguishment of $29,500,000 mortgage indebtedness referred to above, the Company incurred nonrecurring debt repayment costs totaling $2,990,000 which have been reflected as an extraordinary item in the consolidated statement of operations for the year ended December 31, 1994. Immediately following the Offerings, the Company also acquired three industrial properties containing approximately 1,230,000 leasable square feet and a multifamily property containing 196 apartments from unrelated third parties using proceeds from the Offerings.

                  The Company has a $35,000,000 secured revolving line of credit from a bank which expires in June 1997. As of December 31, 1995, the Company had borrowed $16,169,000 under the revolving line of credit.

                  During the quarter ended March 31, 1995, the Company restructured its original line of credit facility. Under the new credit agreement, the Company replaced approximately $42,000,000 of the original line of credit with three term loans. Each term loan is secured by certain of the Company's properties. Two of the term loans total approximately $27,000,000 and are at fixed rates of interest for three- and four-year terms. The third term loan which totals approximately $15,000,000 has a seven-year term and bears a floating rate of interest equal to 1.50 over either the three- or six-month LIBOR rate. As of December 31, 1995, the Company had repaid approximately $11,818,000 of these loans.

                  During August of 1995, the Company acquired from unrelated third parties a majority interest in 11 projects consisting of 1,368 apartment units located in Southern California (the "Properties"). The Company completed the acquisition through PGP Inland Communities, L.P. (the "Partnership"), a newly formed limited partnership to which the unrelated parties contributed the Properties. The total value negotiated for the Properties was $71,469,000. The Partnership assumed existing tax-exempt indebtedness of $24,850,000 and obtained new indebtedness of $30,263,000 (all such indebtedness secured by the Properties). The partners contributing the Properties received approximately 226,000 limited partnership units and the Company received its general partnership interest in exchange for its cash contribution of approximately $12,800,000.

                  In November of 1995, the Company sold its Texas apartment portfolio consisting of four properties containing 1,085 apartment units. (See
Item 1 regarding sale of Texas portfolio.) The Company received total consideration of $31,125,000; $30,125,000 in cash and four notes receivable totaling $1,000,000 from the purchasing entities. In conjunction with the sale, the Company repaid the mortgage notes payable secured by the Texas apartment portfolio which totaled $14,438,000 and $2,000,000 of the Company's revolving line of credit.

                  The Company acquired a 368-unit apartment community in Federal Way, Washington for approximately $12,522,000 in November of 1995 and a 476,000 square foot industrial project in Tukwila, Washington in December of 1995 for approximately $17,361,000. The purchase was funded by the remaining sales proceeds, additional funding from mortgage notes payable and the Company's line of credit.

                  The Company intends to acquire additional properties and may seek to fund these acquisitions through a combination of equity offerings or debt financing. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

                  Cash provided by operating activities increased from $1,307,000 for the year ended December 31, 1993 to $3,950,000 for the year ended December 31, 1994 and $7,138,000 for the year ended December 31, 1995. The primary reason for these increases related to the additional rental income contributed by properties acquired during 1994 and 1995.

                  Cash used in investing activities increased from $15,323,000 for the year ended December 31, 1993 to $99,504,000 for the year ended December 31, 1994 and then decreased to $84,480,000 for the year ended December 31, 1995 primarily as a result of acquisitions which increased from $15,323,000 in 1993 to $99,504,000 in 1994 and to $113,663,000 in 1995, net of $29,183,000 of
proceeds from the sale of the Texas apartment portfolio in 1995.

                  Cash provided by financing activities increased from $13,798,000 for the year ended December 31, 1993 to $98,649,000 for the year ended December 31, 1994 and then decreased to $76,674,000 for the year ended December 31, 1995 primarily as a result of the issuance of $124,098,000 of common stock and debentures, the formation transactions pursuant to the Offerings in 1994, and borrowings of $54,336,000 and $116,370,000 in 1994 and 1995, respectively.

                  In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

CAPITAL EXPENDITURES

                  The Company capitalizes the direct and indirect cost of expenditures for the acquisition or rehabilitation of its multifamily and industrial properties. The Company also capitalizes the direct cost of capital expenditures which are considered revenue producing ("Revenue Producing") and other expenditures which increase the service life of the Company's properties ("Restorations").

                  Revenue Producing expenditures are improvements which significantly increase the revenue-producing capability of the asset including tenant improvements at industrial properties, installation of washers and dryers at multifamily properties, and other value-added additions.

                  Rehabilitation expenditures are costs the Company determines are necessary during the due diligence phase immediately preceding the acquisition of a property. At newly acquired properties, the Company often finds it necessary to upgrade the physical appearance of such properties and to complete the maintenance and repair work which had been deferred by prior owners.

                  Restorations are nonrevenue-producing capital expenditures which recur on a regular basis, and have estimated useful lives of more than one year.

                  Make ready costs incurred after a property's rehabilitation, such as carpet and appliance replacement, interior painting and window coverings are expensed.

                  The following table summarizes capital expenditures incurred by the Company (excluding costs incurred related to the Texas multifamily portfolio sold in 1995) for the years ended December 31, 1995 and 1994 (all amounts are in thousands):



                              1995           1994
                            -----------------------
Multifamily
    Acquisitions            $ 85,726       $ 28,375
    Revenue-Producing            272           --
    Rehabilitation             1,514          1,115
    Restorations                  58             19
                            -----------------------
                              87,570         29,509
                            -----------------------

Industrial

    Acquisitions              24,591         69,667
    Revenue-Producing            865            226
    Rehabilitation               162           --
    Restorations                  99           --
                            -----------------------
                              25,717         69,893
                            -----------------------
                            $113,287       $ 99,402
                            =======================


                  The Company anticipates incurring similar capital expenditures in 1996. The Company expects such expenditures will be funded from available cash balances, revolving lines of credit and proceeds from refinancing.

ECONOMIC CONDITIONS

                  All of the Company's leases on its Multifamily Properties are for a period of one year or less. Substantially all of the Company's leases on its Industrial Properties, which have terms generally ranging from one to five years, contain provisions providing for rental increases based either on fixed increases or on increases in the Consumer Price Index. Management believes the nature of its multifamily leases and the provisions contained in its industrial leases provide for increases in the tenants' base rent and tend to mitigate the adverse impact of inflation.

                  Many regions of the United States, including regions in which the Company owns properties, have in the past experienced an economic recession. Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See Index to Financial Statements for a listing of the financial statements and supplementary data filed with this report.

                  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

                       ITEM 10. DIRECTORS AND MANAGEMENT.

                  The directors, executive officers and key employees of the Company are:



              NAME                       AGE             POSITION
- --------------------------------------------------------------------------------
Glenn L. Carpenter....................   53    Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Director
Donald G. Herrman.....................   39    Executive Vice President, Chief
                                               Financial Officer and Secretary
Lonnie P. Nadal.......................   40    Vice President of Acquisitions
Robert A. Dewey.......................   36    Vice President of Industrial
                                               Operations
Kimberly G. Brown.....................   40    Vice President of Apartment
                                               Operations
Angela M. Wixted......................   41    Treasurer/Controller
Stewart W. Bowie......................   71    Director
Peter L. Eppinga......................   54    Director
John F. Kooken........................   64    Director
Royce B. McKinley.....................   75    Director
Robert E. Morgan......................   76    Director
Keith W. Renken.......................   60    Director




The following is a biographical summary of experience for the executive officers, key employees and directors of the Company:

                  GLENN L. CARPENTER has been President, Chief Executive Officer and a director of the Company since its formation in 1993. Mr. Carpenter served as Chief Executive Officer of Santa Anita Realty Enterprises, Inc. ("Realty") from January 1992 until February 1994, and as President of Realty from December 1989 until February 1994. He was Chief Operating Officer of Realty from 1989 until 1991, and was Executive Vice President of Realty from 1988 until 1989. From 1986 until 1988, Mr. Carpenter served as Senior Vice President-Operations of Realty, and had held a number of other positions with Realty since 1979. Mr. Carpenter has been a member of the National Association of Real Estate Investment Trusts ("NAREIT") since 1980 and served on NAREIT's board of governors.

                  DONALD G. HERRMAN has been Executive Vice President since May of 1995, Senior Vice President, Secretary, and Chief Financial Officer of the Company since its formation in 1993, and served as Treasurer from February 1994 to October 1994. Mr. Herrman served as Vice President-Finance and Secretary of Realty from January 1992 until February 1994, and as Realty's Treasurer from 1989 until February 1994. From 1985 until 1990, Mr. Herrman served as Controller of Realty. Mr. Herrman is a certified public accountant in California.

                  LONNIE P. NADAL has been Vice President of Acquisitions of PAG since its formation in 1993. Mr. Nadal served as Vice President-Acquisitions of Realty from January 1992 to February 1994, and as a Director of Operations from August 1991 until February 1994. From 1983 until 1991, Mr. Nadal was a partner of Lincoln Property Company, a development and property management company.

                  ROBERT A. DEWEY has served as Vice President of Industrial Operations of PAG since January of 1995, and Vice President of Operations of the Company since its formation in 1993. Mr. Dewey served as Director of Asset Management for Realty from 1992 until February 1994. From 1991 to 1992, he was oversight manager of the Newport Beach office of the Resolution Trust Corporation. From 1988 to 1990, Mr. Dewey was a Commercial Manager for a development company.

                  KIMBERLY G. BROWN has served as Vice President of Apartment Operations of PAG since January 1, 1996. Ms. Brown served as Director of Apartment Operations and Regional Manager for the Pacific Northwest apartment communities owned by the Company from August 1993 to December 1995. From 1991 to August of 1993, Ms. Brown served as a district manager for Lexford Properties, Irving Texas.

                  ANGELA M. WIXTED has served as Treasurer and Controller of PAG since October 1994. Ms. Wixted served as a financial consultant for various clients from 1993 to 1994. From 1992 to 1993, Ms. Wixted was controller for O'Donnell Property Services. From 1986 to 1992, Ms. Wixted served as CFO/Controller of SDC Investments, Inc. Ms. Wixted is a certified public accountant in California.

                  The Board of Directors has created and delegated certain authority to its Executive Committee, Audit Committee, Compensation Committee and Nominations Committee as follows:

                  Executive Committee. The Executive Committee consists of Messrs. McKinley, Eppinga, Bowie and Kooken. The Executive Committee has the authority to perform all functions of the full Board, subject to certain limitations prescribed by the Board and by Maryland law, including approval of all real estate investments. The Executive Committee held three meetings during the year ended December 31, 1995.

                  Audit Committee. The Audit Committee consists of Messrs. Renken, Kooken and Morgan. The Audit Committee performs numerous functions, including review of the annual financial statements with both management and the independent auditors. The Audit Committee also recommends the engagement of the independent accounting firm and meets with the independent accountants regarding the scope and conduct of the annual audit. In addition, the Committee may inquire about and discuss policies and procedures with respect to principles of business conduct, financial and accounting controls, compliance with the Foreign Corrupt Practices Act of 1977, areas of special concern and other related matters. The Audit Committee met four times during the year ended December 31, 1995.

                  Compensation Committee. The Compensation Committee consists of Messrs. Morgan, McKinley and Renken. The Compensation Committee reviews the performance and effectiveness of the Chief Executive Officer and recommends an annual compensation level for the Chief Executive Officer to the Board of Directors. The Committee also sets the compensation level of all other officers, approves all grants of stock options and administers the Company's stock option and other employee benefit programs and plans. The Compensation Committee met five times during the year ended December 31, 1995.

                  Nominating Committee. The Nominating Committee consists of Messrs. Carpenter, Eppinga and Morgan. The Nominating Committee makes recommendations to the Board for committee assignments and chairmanships of the committees. The Nominating Committee also considers candidates for appointment to the Board and other such duties delegated to it. The Nominating Committee met once during the year ended December 31, 1995.

                  During the year ended December 31, 1995, all directors attended at least 75%, in the aggregate, of the meetings of the Board and Committees of which they were members during the periods they were members. During the past year, the Board of Directors met eight times.

COMPENSATION OF DIRECTORS

                  The Company pays its directors who are not officers of the Company fees for their services as directors. Directors receive annual compensation of $12,000 plus a fee of $750 ($1,000 for the Chairman of each meeting) for attendance (in person or by telephone) at each meeting of the Board of Directors and committee meetings. Officers of The Company who are directors are not paid director fees.

                  Each director of the Company who is not otherwise an employee of the Company or any of its subsidiaries or affiliates will, on each December 31, commencing December 31, 1995, automatically receive an annual grant of options to purchase 500 common shares at an exercise price equal to 100% of the fair market value of the Common Shares on the date of grant of such option. Non-employee directors received at the closing of the Company's initial public offering options to purchase 2,500 common shares at an exercise price equal to the fair market value of the common shares on the date of grant. Mr. Stewart Bowie, upon joining the Board of Directors in June 1994, received an initial grant of options to purchase 2,500 common shares at an exercise price equal to 100% of the fair market value of the common shares as of the date he joined the Board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than ten percent (10%) of a registered class of its equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such officers, directors and beneficial owners are also required by Securities and Exchange Commission rules and regulations to furnish the Company with copies of all Section 16(a) forms they file.

                  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1995, all
Section 16(a) filing requirements applicable to each of its officers and directors were complied with.

                        ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION

                  The following table sets forth the annualized base salary the Company paid for 1995 to its Chief Executive Officer and to each of the other most highly compensated officers and key employees of the Company (whose cash compensation exceeded $100,000 on an annualized basis during the year ending December 31, 1995). Prior to February 18, 1994, the Company did not pay any compensation to its officers.



                                                                  ANNUALIZED                              LONG-TERM

                                                           ANNUALIZED COMPENSATION (1)               LONG-TERM COMPENSATION
                                                           ---------------------------     ----------------------------------------
                                                                                                          RESTRICTED
                                                                                                            STOCK
                                                                                           AWARDS/OPTIONS  GRANTED      ALL OTHER
    NAME                      CAPACITIES                   YEAR     SALARY       BONUS        GRANTED                  COMPENSATION
- -----------------------------------------------------------------------------------------------------------------------------------
Glenn L. Carpenter    Chairman of the Board, Chief         1995    $300,000    $ 86,250      10,000 (2)  $613,000 (3)  $ 5,085 (4)
                      Executive Officer and President      1994     280,000      49,000      65,000 (5)                  6,750 (4)


Donald G. Hermann     Executive Vice President,            1995     150,000      37,250       5,000 (2)   215,000 (3)    5,085 (4)
                      Chief Financial Officer and          1994     145,000      18,125      45,000 (5)                  6,308 (4)
                      Secretary

Lonnie P. Nadal       Vice President of Acquisitions       1995     130,000      29,750       5,000 (2)    93,000 (3)    4,407 (4)
                                                           1994     125,000      14,100      30,000 (5)    93,000 (3)    5,505 (4)

Robert A. Dewey       Vice President of Industrial         1995     110,000      17,250       5,000 (2)    59,000 (3)    3,729 (4)
                      Operations                           1994      95,000      11,875      10,000 (5)    59,000 (3)    4,314 (4)


- ------------------------------

(1) The Company provides automobiles and club memberships to certain key employees, including certain officers listed above, the value of which is not included in the table above and which in any case did not exceed the lesser of $50,000 or 10% of the annual salary and bonus of any individual for the year.

(2) The amount shown represents the number of shares purchasable upon exercise of an option granted under the Company's 1993 Share Option Plan. The options were granted effective December 5, 1995 with an exercise price of $15.00 with vesting occurring in equal installments on each of the first five anniversaries of the date of grant.

(3) Restricted Common Stock. The following table sets forth information regarding the restricted common stock issued during 1995 to each of the named officers and key employees (all of which grants were made under the Share Option Plan).

                         RESTRICTED COMMON STOCK GRANTS
                               IN LAST FISCAL YEAR

                                            DATE         NUMBER OF
                                            SHARES       SHARES        VESTING
           NAME                             GRANTED      GRANTED       PERIOD
           ----                             -------      -------       ------

           Glenn L. Carpenter                2/95         3,563      36 months
                                             6/95        35,800      25% every three years
           Donald G. Herrman                 2/95         1,318      36 months
                                             6/95        12,500      20% annually
           Lonnie P. Nadal                   2/95         1,025      36 months
                                             6/95         5,000      20% annually
           Robert A. Dewey                   2/95           863      36 months
                                             6/95         3,000      20% annually
           Angela M. Wixted                  2/95           527      36 months

         The shares granted in February of 1995 were issued as performance-based compensation. The shares granted in June of 1995 were to replace the Company's liability to named officers or key employees accrued under existing deferred compensation agreements (see "Deferred Compensation Plan"). Distributions will be paid on the shares of restricted common stock issued.

(4) The amounts shown are those expensed for financial reporting purposes under the Company's Thrift Plan. See "Thrift Plan" below for a description of such Plan.

(5) The amount shown represents the number of shares purchasable upon exercise of an option granted in 1994 under the Company's 1993 Share Option Plan. The options were granted effective immediately prior to the effectiveness of the Company's registration under the Securities Exchange Act of 1934 with an exercise price equal to the initial public offering price of $18.25, with vesting occurring, in the case of Messrs. Carpenter and Herrman, on the date of grant, and in the case of Messrs. Nadal and Dewey, in equal installments on each of the first five anniversaries of the date of grant.

SHARE OPTION PLAN

         The Company adopted the 1993 Share Option Plan (the "Share Option Plan") to provide incentives to attract and retain officers and employees (the "Amendment"). The Company is proposing to amend the Share Option Plan to increase the number of shares for which options may be granted from 350,000 shares to 700,000 shares; this proposal will be voted upon at the Company's annual meeting of shareholders seduled for May 8, 1996. The Share Option Plan provides for grants of options to purchase a specified number of shares of common stock, awards of restricted common stock, and grants of stock appreciation rights. Under the Share Option Plan the total number of shares available to be granted is 350,000 Common Shares (700,000 shares if Amendment is approved), 45,000 of which have been reserved for awards to non-employee directors. Participants in the Share Option Plan who are officers or any other employees of the Company are selected by the Compensation Committee. Directors of the Company are also eligible to participate, but, in the case of directors who are not also employees, only pursuant to automatic grants under a specified formula set forth in the Share Option Plan. No employee may receive a grant of options for more than 100,000 shares of Common Stock in any calendar year.

         STOCK OPTIONS. The following table sets forth (i) all individual grants of stock options made by the Company during 1995 to each of the named officers and key employees (all of which grants were made under the Share Option Plan),
(ii) the ratio that the number of options granted to each individual bears to the total number of options granted to all employees of the Company, (iii) the exercise price and expiration date of these options, and (iv) the estimated potential realizable values assuming either a 5% or 10% annualized rate of appreciation from the relevant date of grant.

                                                                                                     POTENTIAL REALIZABLE
                            NUMBER OF         % OF TOTAL                                               VALUE AT ASSUMED
                             COMMON            OPTIONS                                               ANNUAL RATES OF STOCK
                             SHARES           GRANTED TO                                             PRICE APPRECIATION FOR
                           UNDERLYING         EMPLOYEES                                                 OPTION TERM (1)
                            OPTIONS           IN FISCAL       EXERCISE           EXPIRATION         ------------------------
     NAME                  GRANTED (2)           YEAR        PRICE ($/SH)           DATE                5%            10%
     ----                  -----------           ----        ------------           ----            --------       --------
Glenn L. Carpenter            10,000              27%           $15.00           12/04/05           $ 94,500       $ 238,500
Donald G. Herrman              5,000              13%            15.00           12/04/05             47,250         119,250
Lonnie P. Nadal                5,000              13%            15.00           12/04/05             47,250         119,250
Robert A. Dewey                5,000              13%            15.00           12/04/05             47,250         119,250
Angela M. Wixted               5,000              13%            15.00           12/04/05             47,250         119,250


- ---------------------------

(1) The amounts shown in these columns are based upon assumed rates of appreciation over the option term which are prescribed by applicable SEC regulations. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's common stock, overall market conditions and the option holder's continued employment through the applicable vesting periods.

(2) In each case, the amounts shown relate to option grants made December 5, 1995.

                   AGGREGATED OPTIONS EXERCISED IN FISCAL 1995
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth the total number of all outstanding unexercised options held by the named officers and key employees as of the end of 1995. None of the named officers exercised any options during 1995. On December 31, 1995, the fair market value per share of common stock was $16.25.

                          NUMBER OF COMMON SHARES                  VALUE OF UNEXERCISED
                          UNDERLYING UNEXERCISED                   IN-THE-MONEY OPTIONS
                          OPTIONS AT DECEMBER 31, 1995             AT DECEMBER 31, 1995(A)
                          ----------------------------             --------------------

NAME                      EXERCISABLE     UNEXERCISABLE         EXERCISABLE     UNEXERCISABLE
- ----                      -----------     -------------         -----------     -------------

Glenn L. Carpenter          65,000          10,000                 (b)            $ 12,500
Donald G. Herrman           45,000           5,000                 (b)               6,250
Lonnie P. Nadal              6,000          29,000                 ---               6,250
Robert A. Dewey              2,000          13,000                 ---               6,250
Angela M. Wixted             1,000           9,000                 ---               6,250


(a) Market value of underlying securities at December 31, 1995, minus the exercise price of "in-the-money" options.

(b) Per share option price is greater than fair market value per share as of December 31, 1995.

DEFERRED COMPENSATION PLAN

         The Company had established or agreed to establish deferred compensation arrangements (the "Deferred Compensation Plan") with certain officers -- Messrs. Carpenter, Herrman, Nadal and Dewey -- whereby they were or would be entitled, if they had five years of service, to a monthly benefit starting at the later of age 55 or retirement, equal to 50% (plus 2% for each year of service in excess of 25 years) of their last monthly salary less a monthly benefit payable under the Retirement Income Plan. In June 1995, the Company issued 20,500 shares of restricted common stock to replace all of its liability under the deferred compensation agreements with Messrs. Herrman, Nadal and Dewey. In June 1995, the Company issued 35,800 shares of restricted common stock to replace one-half of its liability under the deferred compensation agreement with Mr. Carpenter. (See "Share Option Plan - Restricted Common Stock.")

         Mr. Carpenter received credit under the Deferred Compensation Plan for years of service with Realty. The Company assumed the obligations of Realty and Mr. Carpenter is fully vested. Annualized examples of the benefits, commencing at age 65, are set forth below. The examples assume retirement as of December 31, 1995 after assumed years of service.

                                YEARS OF SERVICE

SALARY             5               10              15              20              25              30
- ------          -------         -------         -------         -------         -------         -------
$100,000        $20,421         $15,843         $11,264         $ 6,685         $ 2,106         $ 2,106
 125,000         25,421          19,593          13,764           7,935           2,106           2,106
 150,000         30,421          23,343          16,264           9,185           2,106           2,106
 175,000         36,671          29,593          22,514          15,435           8,356           9,606
 200,000         42,921          35,843          28,764          21,685          14,606          17,106
 225,000         49,171          42,093          35,014          27,935          20,856          24,606
 250,000         55,421          48,343          41,264          34,185          27,106          32,106
 275,000         61,671          54,593          47,514          40,435          33,356          39,606
 300,000         67,921          60,843          53,764          46,685          39,606          47,106
 325,000         74,171          67,093          60,014          52,935          45,856          54,606

RETIREMENT INCOME PLAN

                  The Company has established a defined benefit retirement income plan (the "Retirement Income Plan") that is non-contributory. Benefits are determined regardless of position under a formula applied uniformly to all employees of the Company (except as otherwise required under the Code's "top-heavy" rules relating to "key" employees), and depend upon the employee's length of service, and the employee's highest consecutive five year average earnings up to $150,000 less certain social security benefits.

                  Employees are eligible to participate in the plan after attaining age 21 and completing one year of service. The plan currently provides for 100% vesting of an employee's interest after five years of service, except to the extent faster vesting is required under the Code's "top-heavy" rules.

                  The following table illustrates the estimated annual retirement benefit payable under the Retirement Income Plan at age 65, after reduction for certain social security benefits, for participants with compensation and credited years of service shown. The benefits shown assume retirement at age 65 as of December 31, 1995, subject to the maximum annual benefit of $120,000 shown below. This maximum annual amount is actuarially increased to participants who retire after age 65.

                                YEARS OF SERVICE

 SALARY         5         10         15         20         25         30
- --------     -------    -------    -------    -------    -------    -------
$100,000     $ 9,158    $18,315    $27,473    $36,630    $45,788    $55,788
 125,000      11,658     23,315     34,973     46,630     58,288     70,788
 150,000      14,158     28,315     42,473     56,630     70,788     85,788
 175,000      14,158     28,315     42,473     56,630     70,788     85,788
 200,000      14,158     28,315     42,473     56,630     70,788     85,788
 225,000      14,158     28,315     42,473     56,630     70,788     85,788
 250,000      14,158     28,315     42,473     56,630     70,788     85,788
 275,000      14,158     28,315     42,473     56,630     70,788     85,788
 300,000      14,158     28,315     42,473     56,630     70,788     85,788
 325,000      14,158     28,315     42,473     56,630     70,788     85,788

         Participants will receive credit under the Retirement Income Plan for employment by Realty. The officers and their salaries covered under these plans and their years of service for purposes of these plans are as follows:

                                                                DEFERRED
                   ANNUAL        YEARS OF        RETIREMENT     COMPENSATION
NAME               SALARY        SERVICE(1)      INCOME PLAN     AGREEMENT
- ----               ------        ----------      -----------     ---------

Mr. Carpenter      $300,000          24              Yes          Yes
Mr. Herrman         150,000          11              Yes          No
Mr. Nadal           130,000           5              Yes          No



- --------------------------------

(1) Includes years of service at Realty.

THRIFT PLAN

                  The Company has established a thrift plan under which employees may elect to contribute up to 21% of their annual compensation on a combination before-and-after tax basis, excluding bonuses. Contributions by the employee are matched by the Company at a 75% rate with total matching contributions not exceeding a maximum of 4-1/2% of the contributing employee's annual compensation. Matching contributions are in the form of cash, which is used by the trustee to purchase common shares of the Company. Employee contributions are invested in a fixed income fund, various growth funds, or a combination thereof, according to the employee's choice. The Plan provides for 20% vesting of contributions by the Company for each full year of service, increasing to 100% vesting after five years of service. (See "Compensation" above for the amounts contributed by the Company during 1995 for the benefit of its officers.)

EMPLOYMENT CONTRACTS

                  Each of Messrs. Carpenter, Herrman, Nadal and Dewey has an employment contract with the Company for a term of two years (four years in the case of Mr. Carpenter) commencing February of 1995. The contracts provide for annual base compensation, subject to any increases in base compensation recommended by the Compensation Committee and approved by the Board of Directors. Messrs. Carpenter, Herrman, Nadal and Dewey, and the other officers of the Company will also receive incentive compensation in accordance with criteria to be established by the Compensation Committee and approved by the Board of Directors, which the Company expects will be determined primarily on the basis of Funds from Operations growth per common share and in some cases on the basis of division or other performance goals. Each of the employment contracts provides for certain severance payments in the event of death or disability or upon termination by the Company without good cause and provides for certain payments (twice the sum of current annual salary plus prior year bonus in the case of Mr. Carpenter and no time the sum of current annual salary plus prior year bonus in all other cases) in the event that employment is terminated following a change in control.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Shares of the Company as of March 31, 1996 by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding common shares, each director of the Company, the officers of the Company, and by all directors and officers as a group. To the Company's knowledge, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person, and the address of each person named is the same as the Company's unless otherwise indicated in the accompanying notes.

                                                   COMMON SHARES BENEFICIALLY
                                                              OWNED
                                                   -------------------------
                                                                  PERCENT OF
BENEFICIAL OWNER                                     AMOUNT        CLASS (1)
- ----------------                                     ------        ---------
Santa Anita Realty Enterprises, Inc.               784,419(2)         16.4%
Investment Counselors of Maryland                  405,500(3)          8.3
Glenn L. Carpenter                                 120,077(4)          2.4
Donald G. Herrman                                   65,876(5)          1.3
Lonnie P. Nadal                                     42,016(6)            *
Robert A. Dewey                                     19,198(7)            *
Angela M. Wixted                                    10,527(8)            *
Kimberly G. Brown                                    9,350(9)            *
Royce B. McKinley                                   10,500(10)           *
Robert E. Morgan                                    26,854(10)(11)       *
Stewart W. Bowie                                    41,795(10)(12)       *
Peter L. Eppinga                                    11,529(10)(13)       *
John F. Kooken                                      11,800(10)           *
Keith W. Renken                                      4,300(10)           *
All officers and directors as a group (12 persons) 373,822             7.4

- --------------------

*    Less than 1%.

(1) Except as otherwise stated in the notes below, all percentages shown are without assuming conversion of any of the Company's Convertible Subordinated Debentures into Common Shares.

(2) Santa Anita Realty Enterprises, Inc.'s ("Realty") address is 301 W. Huntington Drive, Arcadia, California 91007-3471. Information regarding ownership of common shares by Realty is included herein in reliance upon information set forth in an Amended Schedule 13D filed on February 13, 1996 by Realty. According to such Schedule 13D, Realty intends to sell all of its shares in an orderly manner pursuant to privately negotiated or open market transactions.

(3) Investment Counselors of Maryland, Inc.'s ("ICM") address is 803 Cathedral Street, Baltimore, Maryland 21201. Information regarding ownership of common shares by ICM is included herein in reliance upon information set forth in an Amended Schedule 13G filed on February 12, 1996 by ICM. ICM has indicated in the
Schedule 13G that all shares are owned by various investment advising clients of ICM and that ICM is deemed to be the beneficial owner pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(4) Includes 75,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan, 3,563 shares of restricted stock granted in February of 1995 and 35,800 shares of restricted stock granted in June of 1995 under the Company's 1993 Share Option Plan, and 3,537 shares allocated to Mr.

Carpenter in the Company's Thrift Plan. (See "EXECUTIVE COMPENSATION--Share Option Plan" and "Thrift Plan.")

(5) Includes 50,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan, 1,318 shares of restricted stock granted in February of 1995 and 12,500 shares of restricted stock granted in June of 1995 under the Company's 1993 Share Option Plan, and 2,058 shares allocated to Mr. Herrman in the Company's Thrift Plan. (See "EXECUTIVE COMPENSATION--Share Option Plan" and "Thrift Plan.")

(6) Includes 35,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan, 1,025 shares of restricted stock granted in February of 1995 and 5,000 shares of restricted stock granted in June of 1995 under the Company's 1993 Share Option Plan, and 491 shares allocated to Mr. Nadal in the Company's Thrift Plan. (See "EXECUTIVE COMPENSATION--Share Option Plan" and "Thrift Plan.")

(7) Includes 15,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan, 863 shares of restricted stock granted in February of 1995 and 3,000 shares of restricted stock granted in June of 1995 under the Company's 1993 Share Option Plan, and 335 shares allocated to Mr. Dewey in the Company's Thrift Plan. (See "EXECUTIVE COMPENSATION--Share Option Plan" and "Thrift Plan.")

(8) Includes 10,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan and 527 shares of restricted stock granted in February of 1995 under the Company's 1993 Share Option Plan. (See "EXECUTIVE COMPENSATION--Share Option Plan.")

(9) Includes 9,250 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan. (See "EXECUTIVE COMPENSATION--Share Option Plan.")

(10) Includes 3,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan. (See "EXECUTIVE COMPENSATION--Share Option Plan.")

(11) Includes 4,994 shares issuable upon conversion of the Company's 8.375% Convertible Subordinated Debentures owned by Mr. Morgan.

(12) Includes 18,795 shares issuable upon conversion of the Company's 8.375% Convertible Subordinated Debentures owned by Mr. Bowie. Excludes 1,611 shares issuable upon conversion of the Company's 8.375% Convertible Subordinated Debentures and 2,000 shares of common stock owned by Mr. Bowie's adult step-daughter; Mr. Bowie disclaims beneficial ownership of such debentures, the underlying shares, and the directly owned shares. Also excludes 1,074 shares issuable upon conversion of the Company's 8.375% Convertible Subordinated Debentures and 2,000 shares of common stock owned by Mr. Bowie's adult step-son; Mr. Bowie disclaims beneficial ownership of such debentures, the underlying shares, and the directly owned shares.

(13) Includes 3,329 shares issuable upon conversion of the Company's 8.375% Convertible Subordinated Debentures owned by Mr. Eppinga.

             ITEM 13. CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS.

                NONE

                                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)      The following documents are filed as part of this report

              1.      Financial Statements
                      See Index to Financial Statements

              2.      Financial Statement Schedules
                      See Index to Financial Statements

              3.      Exhibits
                      See Exhibit Index

     (b)      Reports on Form 8-K.

              The Company filed a report on Form 8-K dated August 30, 1995, describing under Item 2 the acquisition of a majority interest in eleven multifamily properties consisting of 1,368 apartment units located in Southern California. The Company filed an amendment to this report dated October 27, 1995, including therein financial statements relating to such acquisition.

              The Company filed a report on Form 8-K dated November 28, 1995, describing under Item 2 the sale of the Company's Texas portfolio of multifamily properties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PACIFIC GULF PROPERTIES INC.

                                       By:      /s/ GLENN L. CARPENTER
                                           -------------------------------------
                                                    Glenn L. Carpenter
                                            Chairman of the Board of Directors
                                           President and Chief Executive Officer

                                       By:      /s/ DONALD G. HERRMAN
                                           -------------------------------------
                                                    Donald G. Herrman
                                           Executive Vice President, Secretary,
                                          and Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                       Date: May 7, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

       GLENN L. CARPENTER                  Chairman of the Board of Directors
- --------------------------------           President, Chief Executive Officer
       Glenn L. Carpenter                  (Principal Executive Officer)

                                  EXHIBIT INDEX

3.1      Amended and Restated Articles of Incorporation*
3.2      Bylaws*
4.1 Indenture between the Company and Harris Trust Company of California, as trustee.*
10.1     Purchase and Sale Agreement between Santa Anita Realty Enterprises,
         Inc. and the Company*
10.2     Amended and Restated Employment Agreement between the Company and Glenn
         L. Carpenter+
10.3     Amended and Restated Employment Agreement between the Company and
         Donald G. Herrman+
10.4     Amended and Restated Employment Agreement between the Company and
         Lonnie P. Nadal+
10.5     Employment Agreement between the Company and Robert A. Dewey+
10.6     1993 Share Option Plan*
10.7     Park Place Acquisition Agreement*
10.8 Management Agreement between Santa Anita Realty Enterprises, Inc. and the Company*
10.9     Purchase and Sale Agreement and Joint Escrow Instructions among Golden
         West Equity Properties, Inc., Golden West Ontario Associates, Golden
         West Vista Associates and Pacific Gulf Properties Inc.*
10.10    Registration Rights Agreement between Santa Anita Realty Enterprises,
         Inc. and the Company*
10.11    Amendment Nos. 1 and 2 to the Purchase and Sale Agreement and Joint
         Escrow Instructions among Golden West Equity Properties, Inc., Gold
         West Ontario Associates, Golden West Vista Associates and Pacific Gulf
         Properties Inc.*
10.12    Revolving Credit Agreement, dated as of June 10, 1994, between Pacific
         Gulf Properties Inc. and Bank of America National Trust and Savings
         Association**
10.13    Master Agreement, dated September 30, 1994, between Pacific Gulf
         Properties, Inc., PGP Baldwin, Inc., Santa Anita Realty Enterprises,
         Inc., Baldwin Associates, Ltd. and Wm. P. Willman & Associates regarding Baldwin Park Acquisition**
10.14    Closing Agreement, dated October 1, 1994, between Pacific Gulf
         Properties Inc. and Santa Anita Realty Enterprises, Inc. regarding
         Baldwin Park Acquisition**
10.15    Settlement Agreement and Mutual General Release, effective as of
         January 30, 1995, between Pacific Gulf Properties Inc., PGP Baldwin,
         Inc., Baldwin Industrial Properties, Ltd., Baldwin Associates, Ltd.,
         W.T. Grant, et al. regarding Baldwin Park Acquisition**
10.16    Award of Arbitration dated March 15, 1995 regarding Baldwin Park
         Acquisition**
10.17    Stipulation and Order Confirming Arbitration Award dated March 22,
         1995 regarding Baldwin Park Acquisition**
10.18    Term Loan Agreement, dated March 3, 1995, between Pacific Gulf
         Properties Inc. and Bank of America National Trust and Savings
         Association**
10.19    Term Loan Agreement, dated March 3, 1995, between Pacific Gulf
         Properties Inc. and Bank of America National Trust and Savings
         Association**
10.20    Term Loan Agreement, dated March 3, 1995, between Pacific Gulf
         Properties Inc. and Bank of America National Trust and Savings
         Association**
10.21    Exchange Agreement, dated April 15, 1995, between the Company and Glenn
         L. Carpenter, regarding Deferred Compensation Agreement+
10.22    Exchange Agreement, dated April 15, 1995, between the Company and
         Donald G. Herrman, regarding Deferred Compensation Agreement+
10.23    Exchange Agreement, dated April 15, 1995, between the Company and
         Lonnie P. Nadal, regarding Deferred Compensation Agreement+
10.24    Exchange Agreement, dated April 15, 1995, between the Company and
         Robert A. Dewey, regarding Deferred Compensation Agreement+
10.25    Amended and Restated Agreement of Limited Partnership of PGP Inland
         Communities, L.P., dated as of August 15, 1995+

10.26 Master Contribution Agreement, dated as of August 15, 1995, regarding formation of PGP Inland Communities, L.P.+
10.27 Purchase Agreement and Escrow Instructions, dated September 15, 1995, by and between Capitol Investment Associates Corp. and Pacific Gulf
         Properties Trust, regarding sale of Texas apartment portfolio+
10.28    Modification Agreement, dated as of April 21, 1995, between Company and
         Bank of America National Trust and Savings Association, which modifies
         Revolving Credit Agreement dated June 10, 1994.+
10.29    Dividend Reinvestment Plan of the Company dated May 9, 1995***
21.01    Subsidiaries**
23.01    Consent of Ernst & Young LLP
27.00    Financial Data Schedule

- -----------------------
* Incorporated by reference from the Company's registration statement on Form S-11 (33- 69382) declared effective by the Securities and Exchange Commission on February 10, 1994.

** Incorporated by reference from the Company's Annual Report on Form 10-K of the Company for the year ended December 31, 1994.

*** Incorporated by reference from the Company's registration statement on Form S-3 (33- 92082) filed on May 9, 1995.

+ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                          PACIFIC GULF PROPERTIES INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                     PAGE
                                                                    ------
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
     Report of Independent Auditors ...............................   F-2

     Consolidated Balance Sheets
         as of December 31, 1995 and 1994 .........................   F-3

     Consolidated and Combined Statements of Operations
         for the years ended December 31, 1995, 1994 and 1993 .....   F-4

     Consolidated and Combined Statements of Equity
         for the years ended December 31, 1995, 1994 and 1993 .....   F-5

     Consolidated and Combined Statements of Cash Flows
         for the years ended December 31, 1995, 1994 and 1993 .....   F-6

     Notes to Consolidated and Combined Financial Statements ......   F-7

SCHEDULE FILED AS PART OF THIS REPORT

     Schedule III - Real Estate and Accumulated Depreciation ......   F-20

                         Report of Independent Auditors

To the Board of Directors and Shareholders
Pacific Gulf Properties Inc.

         We have audited the accompanying consolidated balance sheets of Pacific Gulf Properties Inc. (the "Company") as of December 31, 1995 and 1994, and the related consolidated and combined statements of operations, equity, and cash flows of the Company and the multifamily and industrial operations acquired from Santa Anita Realty Enterprises, Inc. (the "Predecessor Multifamily and Industrial Operations") for the year ended December 31, 1995, for the periods February 18, 1994 through December 31, 1994 and January 1, 1994 through February 17, 1994, and for the year ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994, and the consolidated and combined results of operations and cash flows of the Company and the Predecessor Multifamily and Industrial Operations for the year ended December 31, 1995, for the periods February 18, 1994 through December 31, 1994 and January 1, 1994 through February 17, 1994, and for the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Newport Beach, California
February 9, 1996

                          PACIFIC GULF PROPERTIES INC.


                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                DECEMBER 31,
                                                            --------------------
                                                              1995        1994
                                                            --------------------
ASSETS
Real estate assets (Notes 2 and 3)
     Land                                                   $ 75,011    $ 47,089
     Buildings                                               225,142     163,507
                                                            --------------------
                                                             300,153     210,596
     Accumulated depreciation                                (21,461)    (17,139)
                                                            --------------------
                                                             278,692     193,457

Cash and cash equivalents                                      2,847       3,515
Accounts receivable                                              959         701
Other assets                                                   6,093       4,846
                                                            --------------------

                                                            $288,591    $202,519
                                                            ====================
LIABILITIES AND SHAREHOLDERS' EQUITY

Loans payable (Notes 2 and 3)                               $149,847    $ 69,480
Accounts payable and accrued liabilities (Note 5)              5,644       4,784
Dividends payable                                              1,943       1,869
Convertible subordinated debentures (Note 4)                  55,659      55,526
                                                            --------------------
                                                             213,093     131,659

Minority interests in consolidated partnership (Note 6)        3,518           -

Commitments and contingencies (Note 7)

Shareholders' equity
     Preferred shares, $.01 par value; 5,000,000
         shares authorized; no shares outstanding                  -           -
     Common shares, $.01 par value; 25,000,000
         shares authorized; shares issued and outstanding
         4,856,937 (1995) and 4,792,919 (1994)                    49          48
     Excess shares, $.01 par value; 30,000,000
         shares authorized; no shares outstanding                  -           -
     Outstanding restricted stock (Note 5)                      (669)          -
     Additional paid-in capital                               77,979      76,990
     Distributions in excess of earnings                      (5,379)     (6,178)

                                                            --------------------
                                                              71,980      70,860
                                                            --------------------
                                                            $288,591    $202,519
                                                            ====================

See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                                                     PREDECESSOR
                                                                                   MULTIFAMILY AND
                                                          COMPANY               INDUSTRIAL OPERATIONS
                                               ----------------------------  ----------------------------
                                                               FEBRUARY 18    JANUARY 1
                                                YEAR ENDED       THROUGH      THROUGH        YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,  FEBRUARY 17,    DECEMBER 31,
                                                   1995            1994         1994            1993
                                               ----------------------------------------------------------
REVENUES
Rental income
     Multifamily properties                    $   24,898     $   16,783        $2,154        $ 15,150
     Industrial properties                         12,193          7,074           133           1,002
                                               -------------------------------------------------------
                                                   37,091         23,857         2,287          16,152
EXPENSES
Rental property expenses
     Multifamily properties                        10,215          7,524         1,311           7,261
     Industrial properties                          2,567          1,475            66             245
                                               -------------------------------------------------------
                                                   12,782          8,999         1,377           7,506
Depreciation and amortization                       6,538          3,473           407           2,719
Amortization of debenture discount and costs          552            464             -               -
Interest                                           13,057          6,726           815           5,943
General and administrative                          2,423          1,522           203           1,538
Minority interests (Note 6)                             -              -             -            (492)
Reduction in carrying value of Predecessor's
     properties (Note 9)                                -              -             -          10,974
                                               -------------------------------------------------------
                                                   35,352         21,184         2,802          28,188
                                               -------------------------------------------------------
INCOME (LOSS) BEFORE GAIN ON SALE
     OF PROPERTIES AND EXTRAORDINARY
     ITEM                                           1,739          2,673          (515)        (12,036)
Gain on sale of properties (Note 8)                 6,664              -             -               -
                                               -------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM                                                8,403          2,673          (515)        (12,036)
Extraordinary item
     Loss from extinguishment of debt                   -          2,990             -               -
                                               -------------------------------------------------------
NET INCOME (LOSS)                              $    8,403     $     (317)       $ (515)       $(12,036)
                                               =======================================================

WEIGHTED AVERAGE COMMON SHARES                  4,830,723      4,273,337
                                               =========================

PER COMMON SHARE DATA (Note 1)
     Income before extraordinary item          $     1.74     $      .63
     Extraordinary item                                 -           (.70)
                                               -------------------------

     Net income (loss)                         $     1.74     $     (.07)
                                               =========================
DISTRIBUTIONS DECLARED PER COMMON
SHARE                                          $     1.57     $     1.35
                                               =========================


See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                 CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
                                 (in thousands)

EQUITY, December 31, 1992 (a)                                          $ 23,200
Net distributions                                                        (1,664)
Net loss                                                                (12,036)
Common shares issued                                                          1
                                                                       --------
EQUITY, December 31, 1993 (a)                                             9,501

Net distributions                                                          (626)
Net loss                                                                   (515)
                                                                       --------
EQUITY, February 18, 1994 (a)                                             8,360

Common shares issued (Note 9)                                            68,678
Distributions declared                                                   (5,861)
Net loss                                                                   (317)
                                                                       --------
EQUITY, December 31, 1994                                                70,860

Common shares issued                                                        988
Outstanding restricted stock (Note 5)                                      (669)
Distributions declared                                                   (7,602)
Net income                                                                8,403
                                                                       --------

EQUITY, December 31, 1995                                              $ 71,980
                                                                       ========


(a) Amounts presented prior to February 18, 1994 represent the combined equity of the Predecessor Multifamily and Industrial Operations.

See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                               PREDECESSOR
                                                                                                             MULTIFAMILY AND
                                                                             COMPANY                      INDUSTRIAL OPERATIONS
                                                                  -------------------------------  --------------------------------
                                                                  Year Ended       February 18         January 1        Year Ended
                                                                  December 31,       through            through        December 31,
                                                                     1995       December 31, 1994  February 17, 1994       1993
                                                                  -----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                 $   8,403         $   (317)           $(515)           $(12,036)
                                                                  ---------------------------------------------------------------
Adjustments to reconcile net earnings to net cash
   provided by operating activities
      Depreciation                                                    6,081            3,345              390               2,634
      Amortization                                                      457              128               17
      Amortization of debenture discount and costs                      552              464                -                   -
      Compensation recognized relating to restricted stock               83                -                -                   -
      Gain on sale of real estate properties                         (6,664)               -                -                   -
      Reduction in carrying value of Predecessor's properties             -                -                -              10,974
      Loss from extinguishment of debt                                    -            2,990                -                   -
      Minority interests                                                  -                -                -                (492)
      Net (increase) decrease in accounts receivable                   (258)               -                -                 255
      Net (increase) decrease in certain other assets                (2,295)          (1,762)             594                  59
      Net increase (decrease) in certain liabilities                    779           (1,130)            (254)               (172)
                                                                  ---------------------------------------------------------------
Net cash provided by  operating activities                            7,138            3,718              232               1,307
                                                                  ---------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to real estate assets                                (113,663)         (99,504)               -             (15,323)
Proceeds from sale of real estate properties                         29,183                -                -
                                                                  ---------------------------------------------------------------
Net cash used in investing activities                               (84,480)         (99,504)               -             (15,323)
                                                                  ---------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes payable                                112,070           15,189                -                   -
Proceeds from revolving line of credit                                4,300           39,147                -              10,275
Repayment of mortgage notes payable                                  (8,725)         (29,146)             (25)               (148)
Repayment of revolving line of credit                               (27,278)         (44,425)               -                   -
Net proceeds from issuance of convertible subordinated
   debentures                                                             -           55,420                -                   -
Increase in deferred debenture costs                                      -           (3,006)               -                   -
Issuance of common shares                                               317           68,678                -                   1
Net increase in liabilities associated with issuance of common
   shares and convertible debentures                                      -            4,425                -                   -
Payment of costs associated with extinguishment of debt                   -           (2,990)               -                   -
Distributions paid                                                   (7,528)          (3,992)               -                   -
Contributions from minority interest in combined partnerships             -                -                -               4,034
Minority interest contributions                                       3,518                -                -               1,300
Net distributions to Predecessor                                          -                -             (626)             (1,664)
                                                                  ---------------------------------------------------------------
Net cash provided by (used in) financing activities                  76,674           99,300             (651)             13,798
                                                                  ---------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         (668)           3,514             (419)               (218)

CASH AND CASH EQUIVALENTS - beginning of period                       3,515                1              420                 638
                                                                  ---------------------------------------------------------------

CASH AND CASH EQUIVALENTS - end of period                         $   2,847         $  3,515            $   1            $    420
                                                                  ===============================================================

See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

             Notes to Consolidated and Combined Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pacific Gulf Properties Inc. was incorporated in Maryland and operates as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. Pacific Gulf Properties Inc. commenced operations on February 18, 1994 upon the receipt of proceeds from its initial public offerings (Note 9).

Basis of Presentation

The consolidated and combined financial statements include the accounts of Pacific Gulf Properties Inc., and all subsidiaries and partnerships over which it has control (the "Company") in addition to the combined accounts of the assets and liabilities acquired from Santa Anita Realty Enterprises, Inc. ("Realty") on a combined historical cost basis (the "Predecessor Multifamily and Industrial Operations"). The combined financial statements for periods prior to February 18, 1994 are not intended to present the financial position, results of operations or cash flows of either the Company or Realty. All intercompany accounts and transactions have been eliminated in consolidation.

Real Estate Assets

The properties are carried at their historical cost which consists of land, buildings and related improvements. The properties acquired from Realty were recorded at Realty's historical cost basis. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 40 years.

In 1995, the Company adopted Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires that long-lived assets used in operations be written down to fair value and impairment losses recognized when indicators of impairment are present and the assets' carrying amount is greater than the sum of the future undiscounted cash flows estimated to be generated by those assets. At December 31, 1995, no indicators of impairment exist. Accordingly, the properties are carried at cost less accumulated depreciation.

Expenditures which increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

Cash and Cash Equivalents

Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

                          PACIFIC GULF PROPERTIES INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Debenture Costs

Costs relating to the convertible subordinated debentures offering are included in other assets and amortized over the term of the debentures using a method which approximates the effective interest method.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable. Cash is invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. Concentration of credit risk with respect to accounts receivable is limited due to the number of multifamily and industrial tenants.

Fair Value of Financial Instruments

The carrying amounts of the Company's short-term investments and loans payable approximate their fair values as of December 31, 1995.

The fair value as of December 31, 1995 of the Company's convertible subordinated debentures, based on the closing price of the debentures on the last trading day in 1995 on the American Stock Exchange, was $52,592,000.

Dividend Reinvestment Plan

In May 1995 the Company established a dividend reinvestment and stock purchase plan. For the year ended December 31, 1995, the Company issued 422 shares under the plan.

Rental Income

Rental income from residential leases is recognized when due from tenants. Apartment units are rented under lease agreements with terms of one year or less.

Rental income from industrial leases is recognized on a straight-line basis over the related lease term. As a result, deferred rent is created when rental income is recognized during free rent periods of a lease. The deferred rent is included in other assets, evaluated for collectibility and amortized over the lease term.

                          PACIFIC GULF PROPERTIES INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest

Interest expense incurred for the years ended December 31, 1995, 1994 and 1993 totaled $13,057,000, $7,541,000 and $5,943,000, respectively. Interest expense for 1995 and 1994 includes $4,736,000 and $4,052,000 related to the Company's debentures (Note 4). Interest paid for the years ended December 31, 1995, 1994 and 1993 totaled $11,785,000, $4,764,000 and $5,868,000, respectively.

Income Taxes

The Company has elected to be taxed as a REIT. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 95% of its REIT taxable income, as defined by the Internal Revenue Code, to its shareholders, and also to satisfy certain other requirements. The Company has estimated that approximately 68% (unaudited) of the dividends paid to shareholders in 1995 represented a return of capital for income tax purposes.

Per Share Data

Per share amounts are calculated based upon weighted average common shares outstanding and common share equivalents for the year ended December 31, 1995 and the period February 18, 1994 (date of initial public offering) through December 31, 1994. Common stock equivalents include stock options which are considered dilutive for purposes of computing primary earnings per share.

The debentures, if fully converted, would require the issuance of an additional 3,036,710 common shares (Note 4). If fully converted, the net income attributable to each common share would not be diluted.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 1995 and 1994 and revenues and expenses for each of the three years in the period ended December 31, 1995. Accordingly, actual results could differ from those estimates in the near term.

Reclassifications

Certain financial statement amounts have been reclassified to conform to the current year presentation.

                          PACIFIC GULF PROPERTIES INC.

2. REAL ESTATE ASSETS

The Company's multifamily and industrial portfolio consists of the following at December 31:

                                                   1995              1994
                                               ------------------------------
Multifamily properties
   Land                                        $ 45,785,000      $ 28,001,000
   Buildings                                    141,997,000        95,942,000
                                               ------------------------------
                                                187,782,000       123,943,000
Accumulated depreciation                        (11,903,000)      (10,237,000)
                                               ------------------------------
                                                175,879,000       113,706,000
                                               ------------------------------

Industrial properties
   Land                                          29,226,000        19,088,000
   Buildings                                     83,145,000        67,565,000
                                               ------------------------------
                                                112,371,000        86,653,000
Accumulated depreciation                         (9,558,000)       (6,902,000)
                                               ------------------------------
                                                102,813,000        79,751,000
                                               ------------------------------

Total
   Land                                          75,011,000        47,089,000
   Buildings                                    225,142,000       163,507,000
                                               ------------------------------
                                                300,153,000       210,596,000
Accumulated depreciation                        (21,461,000)      (17,139,000)
                                               ------------------------------
                                               $278,692,000      $193,457,000
                                               ==============================


Multifamily Properties

At December 31, 1995, the Company owns and operates 21 multifamily properties containing 3,945 apartment units located in Southern California and the Pacific Northwest. During 1995, the Company disposed of four multifamily properties comprising its entire Texas portfolio (Note 8). Additionally, the Company purchased a multifamily property containing 368 apartment units located in the Pacific Northwest.

Industrial Properties

At December 31, 1995, the Company owns and operates ten industrial properties, containing an aggregate of 2,902,000 leasable square feet located in Southern California and in the state of Washington. In 1995, the Company purchased an industrial property in the state of Washington containing approximately 475,000 leasable square feet.

                          PACIFIC GULF PROPERTIES INC.

2. REAL ESTATE ASSETS (continued)

Industrial Properties (continued)

The Company's industrial properties are leased to tenants under operating leases with terms ranging from 1 to 5 years. The minimum future lease payments to be received from noncancelable industrial leases for each of the next five years ending December 31 and thereafter, are as follows:

       1996                                            $10,435,000
       1997                                              6,327,000
       1998                                              4,689,000
       1999                                              3,144,000
       2000                                              2,349,000
       Thereafter                                                -
                                                       -----------

                                                       $26,944,000
                                                       ===========

3. LOANS PAYABLE

Loans payable consist of mortgage notes and a revolving line of credit at December 31 as follows:

                                                        1995              1994
                                                    ----------------------------
Mortgage notes                                      $133,678,000     $30,333,000
Revolving line of credit                              16,169,000      39,147,000
                                                    ----------------------------

                                                    $149,847,000     $69,480,000
                                                    ============================

Mortgage notes payable at December 31, 1995 consist of conventional mortgage notes and tax-exempt mortgage notes totaling $108,828,000 and $24,850,000, respectively.

The Company's conventional mortgage notes consist of 19 notes at December 31, 1995 which are secured by multifamily and industrial properties, due in monthly installments and mature at various dates through September 2025. Approximately $87,477,000 or 14 conventional mortgage notes bear fixed rates of interest ranging from 7.25% to 8.74% per annum. The remaining five conventional mortgage notes include two notes payable totaling $15,101,000 which bear interest at LIBOR plus 1.5% and three other notes payable totaling $6,250,000 which bear interest based on the Federal Home Loan Bank - 11th District Rate plus 2.8%. The weighted average interest rate of the Company's conventional mortgage notes at December 31, 1995 was 7.99%. Subsequent to December 31, 1995, the Company entered into an interest rate swap agreement with a bank which fixes the interest rate at 7.35% for five years on one of the variable rate mortgage notes in the amount of $11,500,000, commencing July 1, 1996. During the year ended December 31, 1995, the LIBOR rate ranged from 5.69% to 6.19% and was 5.69% at December 31, 1995.

                          PACIFIC GULF PROPERTIES INC.

3. LOANS PAYABLE (continued)

The Company's tax-exempt mortgage notes consist of five notes totaling $24,850,000 at December 31, 1995 which are secured by multifamily properties and bank letters of credit. The Company makes monthly interest payments on these notes to a trustee who in turn pays the bondholders when interest is due. The tax-exempt mortgage notes provide for floating interest rates, which adjust weekly or monthly based on applicable indices. These floating interest rates which ranged from 3.46% and 8.62% during the year ended December 31, 1995 were based on indices such as the Kenny Rate and the Federal Home Loan Bank - 11th District Rate. At December 31, 1995 both of these indices were 5.12%. The weighted average interest rate of the Company's tax-exempt mortgage notes at December 31, 1995 was 5.51%. The bank letters of credit mature at various dates through April 1996. The tax-exempt mortgage notes mature at various dates through 2018 and are callable should the supporting letters of credit not be replaced upon their maturity.

The revolving line of credit as of December 31, 1995, which is payable to a bank, is secured by certain of the Company's real estate properties and matures in 1997. Under the terms of this revolving bank line of credit, the Company may borrow funds up to $35,000,000 at LIBOR plus 1.75%. For the year ended December 31, 1995, the weighted average interest rate the revolving line of credit was 8.58%.

The Company's revolving line of credit agreement contains certain debt covenants. The most significant covenants, as defined in the agreement, require the Company to maintain a minimum tangible net worth, a debt coverage ratio in excess of 1.45 (measured as a four quarter trailing average) and a debt-to-total capitalization ratio of less than 80%. In addition, the revolving line of credit agreement contains a provision restricting the payment of dividends in any fiscal quarter to 92% of that quarter's Funds from Operations determined utilizing the National Real Estate Investment Trust's Old Definition of Funds From Operations. As of December 31, 1995, the Company was in compliance with all debt covenants.

Principal payments due on loans payable as of December 31, are as follows:

                      1996                    $  6,692,000
                      1997                      24,279,000
                      1998                      27,491,000
                      1999                      12,228,000
                      2000                       7,022,000
                      Thereafter                72,135,000
                                              ------------

                                              $149,847,000
                                              ============

                          PACIFIC GULF PROPERTIES INC.

4. CONVERTIBLE SUBORDINATED DEBENTURES

The Company's $56,551,000 of convertible subordinated debentures are reflected in the accompanying consolidated balance sheets net of unamortized discount of $892,000 and $1,025,000 at December 31, 1995 and 1994, respectively, bear interest at 8.375% annually (payable in semiannual installments due in February and August of each year) and mature February 2001.

Debenture discount is amortized into expense producing an effective interest rate of 8.76%. Costs incurred by the Company to issue the debentures were capitalized and included in other assets. Deferred debenture costs upon issuance totaled $3,006,000 of which $429,000 and $358,000 have been amortized and included in amortization of debenture discount and costs in the consolidated and combined statements of operations for the years ended December 31, 1995 and 1994, respectively.

The debentures are convertible into common shares at any time prior to maturity at a conversion rate of 53.6986 common shares per thousand dollars of debenture principal subject to certain restrictions, including ownership limits and other adjustments more fully described in the debentures' indenture agreement. In addition, the debentures are subordinate to all senior indebtedness of the Company and are redeemable by the Company, at their outstanding principal amount, at any time on or after February 15, 1999.

At December 31, 1995, the Company was in compliance with the debentures covenants which impose certain restrictions on the payment of dividends by the Company in the event of certain defaults, except when the Company is required to pay such dividends in order to maintain its REIT status.

5. BENEFIT PLANS

Share Option Plan

The Company has a share option plan (the "Share Option Plan") to provide incentives to attract and retain officers and employees. The Share Option Plan provides for grants of options to purchase a specified number of common shares, awards of restricted common shares and grants of stock appreciation rights. The total number of shares available to the Share Option Plan for such purposes is 350,000 Common Shares (45,000 of which have been reserved for awards to non-employee directors). Options for 40,500 Common Shares were granted to officers, directors and employees during 1995 with an exercise price of $15.00 per share. Options for a total of 190,050 Common Shares were granted to officers and employees effective upon the consummation of initial public offerings. The options are exercisable at the initial stock offering price of $18.25 per share and are subject to varying vesting periods. No options were exercised during 1995 and 1994.

In February of 1995, 7,296 shares of restricted stock were issued to employees as performance-based compensation. At the time the shares were issued, the market price of the stock was $13.75 per share. The shares vest over a three-year period.

                          PACIFIC GULF PROPERTIES INC.

5. BENEFIT PLANS (continued)

Share Option Plan (continued)

In June of 1995, the Company issued 56,300 shares of restricted stock to certain employees to replace substantially all of its liability to those employees accrued under the existing deferred compensation agreements. Under the restricted stock program, the 56,300 shares of stock issued vest over five to twelve years and the Company's original obligation to the employees will be satisfied through dividends and targeted appreciation in the value of the shares. The value of the shares, totaling approximately $887,000 at the date of grant, is being charged to compensation expense over the vesting period with the unamortized portion reflected as outstanding restricted stock in the shareholders' equity section. At the time the shares were issued, the market price of the stock was $15.75 per share.

As of December 31, 1995, the unamortized amount of outstanding restricted stock issued to employees which will be charged to compensation expense in future periods totaled $669,000.

Retirement Income Plan

The Company has a defined benefit retirement plan for year-round employees who are at least 21 years of age with one or more years of service. Plan assets consist of investments in a life insurance group annuity contract. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment. Funding requirements comply with federal requirements that are imposed by law. The Company assumed, in conjunction with the establishment of it's Retirement Income Plan, the retirement plan obligations attributable to employees associated with the Predecessor Multifamily and Industrial Operations who were previously employed by Realty. The information set forth below relates to the Company's retirement income plan.

The Company's net periodic pension cost includes amortization of past service cost over a remaining period of 27 years. Based upon actuarial valuation dates as of December 31, 1995 and 1994, the present values of accumulated plan benefits were $459,000 and $436,000 (calculated using a discount rate of 7.5 percent), respectively, and the plan's net assets available for benefits were $400,000 in 1995 and $385,000 in 1994.

                          PACIFIC GULF PROPERTIES INC.

5. BENEFIT PLANS (continued)

Retirement Income Plan (continued)

The Company's net periodic pension cost for the year ended December 31, 1995 and for the period February 18, 1994 through December 31, 1994 included the following components:

                                                            1995         1994
                                                         ----------------------
Service cost                                             $ 64,000      $ 33,000
Interest cost on projected benefit obligation              41,000        35,000
Expected return on plan assets                            (34,000)      (23,000)
Amortization of unrecognized prior service costs
          and unrecognized net obligation                   8,000         6,000
                                                         ----------------------

Net periodic pension cost                                $ 79,000      $ 51,000
                                                         ======================


The following table sets forth the funded status of the Company's retirement income plan and the related amounts recognized in the December 31, 1995 and 1994 consolidated balance sheets:

Actuarial present value of accumulated benefit obligations as of December 31:

                                                                          1995          1994
                                                                       ------------------------
Vested                                                                 $ 417,000      $ 413,000
Nonvested                                                                 42,000         23,000
                                                                       ------------------------
                                                                         459,000        436,000

Additional amounts related to projected future
         compensation levels                                             199,000        164,000
                                                                       ------------------------
Total actuarial projected benefit obligations for service rendered       658,000        600,000
Plan assets at fair value as of December 31                              490,000        385,000
                                                                       ------------------------
Projected benefit obligations in excess of plan assets                  (168,000)      (215,000)
Unrecognized net actuarial gain from difference in actual
         experience from that assumed                                    (18,000)         6,000
Initial unrecognized transition obligation being recognized
         over 27 years                                                   181,000        188,000
Additional minimum liability                                                   -        (30,000)
                                                                       ------------------------
Accrued pension liability                                              $  (5,000)     $ (51,000)
                                                                       ========================

                          PACIFIC GULF PROPERTIES INC.

5. BENEFIT PLANS (continued)

Retirement Income Plan (continued)

         Assumptions used in determining the status of the Company's retirement income plan are as follows:

         Weighted average discount rate                                7.5%
         Weighted average rate of increase in compensation levels      5.0%
         Expected long-term rate of return on plan assets              8.5%

Deferred Compensation Agreements

At December 31, 1994, the Company had defined benefit deferred compensation agreements which provided selected management employees with a fixed benefit at retirement. The plan benefits were based primarily on years of service and qualifying compensation during the final years of employment. In conjunction with its initial public offerings, the Company assumed the deferred compensation obligations attributable to employees who were previously employed by Realty. During 1995, the deferred compensation agreements were substantially replaced with restricted stock. (See "Share Option Plan.")

6. CONSOLIDATED REAL ESTATE PARTNERSHIP

In August 1995, the Company formed PGP Inland Communities, L.P., a Delaware limited partnership (the "Partnership") for the purpose of acquiring and operating 11 multifamily properties consisting of 1,368 apartment units located in Southern California (the "Properties") which were contributed by unrelated parties. In exchange for contributing the Properties to the Partnership, the unrelated parties received limited partnership units representing an ownership interest of approximately 22%. The Company is the sole general partner in the Partnership and holds an ownership interest of approximately 78%. The terms of the Partnership agreement provide that all net income (and cash flow) from the Properties are to be allocated (distributed) to the Company until the Properties have achieved a threshold net operating income of $6,200,000 for any given year, and cumulatively for all prior years. The Partnership's results of operations in 1995 have been fully allocated to the Company.

                          PACIFIC GULF PROPERTIES INC.

Condensed financial information for the Partnership as of December 31, 1995 and for the period August 16, 1995 (inception) through December 31, 1995 follows:

Real estate assets (multifamily properties)
     Land                                                              $19,827,000
     Buildings                                                          52,149,000
                                                                       -----------
                                                                        71,976,000
     Accumulated depreciation                                             (442,000)
                                                                       -----------
                                                                        71,534,000
Cash and other assets                                                      658,000
                                                                       -----------
                                                                       $72,192,000
                                                                       ===========
Liabilities (primarily tax-exempt mortgage debt of $24,850,000 and
     mortgage notes of $30,182,000)                                    $56,305,000
Partners' equity
     The Company                                                        12,369,000
     Minority interests                                                  3,518,000
                                                                       -----------
                                                                        15,887,000
                                                                       -----------
                                                                       $72,192,000
                                                                       ===========
Revenues                                                                 3,722,000
Expenses (including depreciation and amortization of $472,000)           3,537,000
                                                                       -----------
Net income                                                             $   185,000
                                                                       ===========

7. COMMITMENTS AND CONTINGENCIES

The Company's commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial statements.

The current lessee of an undeveloped ten-acre parcel and of a 55,656 square foot building in one of the Company's industrial parks, has options to purchase both the ten-acre parcel and the building and land underlying the building under the terms of its leases. The lessee has exercised its options under both agreements. Pursuant to the leases, as amended, the sale of these properties is required to close by July 4, 1996. If the sale closes, the anticipated sales prices for the ten-acre parcel and the building are $4,500,000 and $3,195,000, respectively. Subsequent to its exercise, the lessee has proposed a restructuring of existing leases to defer the purchase and continue leasing the properties. Current annual rentals received from the existing leases are approximately $721,000 and $278,000, respectively.

                          PACIFIC GULF PROPERTIES INC.

8. GAIN ON SALE OF PROPERTIES

In November 1995, the Company sold its Texas apartment portfolio to four entities controlled by the same buyer. The Texas apartment portfolio consisted of four properties containing 1,085 apartment units in San Antonio, Austin and Houston, and represented the Company's entire holdings in the state of Texas. The Company received consideration totaling $31,125,000: $30,125,000 in cash and four notes receivable totaling $1,000,000. The notes receivable mature in seven years, bear interest at 9%, require monthly interest-only payments and are secured by limited partnership interests in the purchasing entities. Proceeds from the sale were used to repay the mortgage notes payable secured by the Texas apartment portfolio which totaled $14,438,000 and $2,000,000 of the Company's revolving line of credit.

Gains on sales of properties are recognized by the Company when title to the real estate passes to the buyer, an adequate down payment is received, the collectibility of notes received from buyers is reasonably assured, and other conditions necessary for gain recognition have been satisfied. Accordingly, the Company recognized a gain utilizing the cost recovery method on the sale of the Texas apartment portfolio totaling $6,664,000 (net of $1,000,000 deferred gain). The deferred gain is presented as a reduction of the notes receivable in the consolidated balance sheet.

9. INITIAL PUBLIC OFFERINGS AND FORMATION TRANSACTIONS

On February 18, 1994, the Company completed its initial public offerings of 3,900,000 shares of common stock (4,008,500 shares after exercise of overallotment option) and $50,000,000 aggregate principal amount of 8.375% Convertible Subordinated Debentures ($56,551,000 after exercise of overallotment option). Prior to that date, the Company was a wholly owned subsidiary of Realty. Proceeds raised by the Company totaled $64,214,000 (net of fees and costs) from the stock offering and $55,420,000 (net of discount) from the debenture offering.

On February 18, 1994, the Company acquired the Predecessor Multifamily and Industrial Operations from Realty pursuant to a Purchase and Sale Agreement between Realty and the Company dated November 15, 1993. The Predecessor Multifamily and Industrial Operations consisted of ten multifamily properties containing 2,654 apartments and three industrial properties containing an aggregate of 185,000 leasable square feet and certain other assets and liabilities of Realty, including the Company's headquarters. In connection with the acquisitions from Realty, the Company paid $44,425,000 in cash (representing the repayment of indebtedness outstanding on Realty's lines of credit related to the Predecessor Multifamily and Industrial Operations), assumed $44,290,000 in debt and other obligations (of which $29,025,000 was repaid with proceeds from the initial public offerings) and issued 149,900 shares of common stock. In October 1994, the Company acquired Realty's interest in the partnership that owned Baldwin Industrial Park, which contains 623,000 leasable square feet of industrial space, for 559,748 shares of common stock and issued 74,671 of common stock shares to Realty as payment for the Company's corporate offices and certain other assets. (The Company also acquired the interest of the other partners in Baldwin Industrial Park for $9,760,000 of which $6,362,000 was paid in 1994.) As a result of these transactions, Realty's

                          PACIFIC GULF PROPERTIES INC.

9. INITIAL PUBLIC OFFERINGS AND FORMATION TRANSACTIONS (continued)

ownership interest in the Company was reduced to 16%. In connection with the extinguishment of $29,500,000 of mortgage indebtedness referred to above, the Company incurred nonrecurring debt repayment costs totaling $2,990,000 which have been reflected as an extraordinary item in the consolidated and combined statement of operations for the year ended December 31, 1994.

In February of 1995, the Company acquired the land underlying Baldwin Industrial Park building and improvements for $3,454,000 in cash. At the time, the Company also repaid a $889,000 loan to an unrelated third party which bore interest at 11.1% and was secured by a portion of the land. The Company's land acquisition was pursuant to an option available under the Baldwin Industrial Park partnership agreement.

As a result of the Company's acquisition of the Predecessor Multifamily and Industrial Operations, a loss of $10,974,000 was recognized by Realty relating to the formation transactions. This nonrecurring loss, which resulted in a reduction to the historical carrying value of the properties, has been reflected in the 1993 combined statement of operations relating to the Predecessor Multifamily and Industrial Operations for the year ended December 31, 1993. The properties acquired from Realty have been recorded in the Company's financial statements at Realty's historical cost basis which includes Realty's loss on the formation transactions.

The Company also entered into a one-year management agreement with Realty, as part of the formation transactions, under which the Company managed certain properties owned by Realty that were not transferred to the Company. During 1994, the Company received $61,000 from Realty as payment for services performed thereunder, which is shown in the consolidated financial statements as a reduction of general and administrative expense. The Company terminated the agreement in November 1994.

                          PACIFIC GULF PROPERTIES INC.

10. SELECTED QUARTERLY DATA (UNAUDITED)

The following tables set forth the quarterly results of operations of the Company for the year ended December 31, 1995 and for the period February 18, 1994 (the date the Company commenced operations upon completion of its initial public offerings) through December 31, 1994:

                                                                     1995
                                    --------------------------------------------------------
                                       First        Second          Third          Fourth
                                      Quarter       Quarter        Quarter         Quarter
                                    --------------------------------------------------------
Revenues                            $8,428,000     $8,409,000     $9,544,000     $10,710,000
Income before gain on sale of
     properties                     $  544,000     $  529,000     $  366,000     $   300,000
Gain on sale of properties          $        -     $        -     $        -     $ 6,664,000
Net income                          $  544,000     $  529,000     $  366,000     $ 6,964,000
Per common share data:
     Income before gain on sale
         of properties              $      .11     $      .11     $      .08     $       .05
     Net income                     $      .11     $      .11     $      .08     $      1.44

                                                       1994
                              -----------------------------------------------------------
                                February 18
                                  through         Second          Third         Fourth
                              March 31, 1994      Quarter        Quarter        Quarter
                              -----------------------------------------------------------
Revenues                        $ 2,733,000      $6,072,000     $6,838,000     $8,214,000
Income before extraordinary
     item                       $   458,000      $  854,000     $  794,000     $  567,000
Extraordinary item -
     extinguishment of debt     $(2,990,000)     $        -     $        -     $        -
Net income (loss)               $(2,532,000)     $  854,000     $  794,000     $  567,000
Per common share data:
     Income before
         extraordinary item     $       .11      $      .21     $      .19     $      .12
     Net income (loss)          $      (.61)     $      .21     $      .19     $      .12

                                                                   SCHEDULE III
                                                                   PAGE 1 OF 2

                          PACIFIC GULF PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1995
                                   (IN $000s)

                                                                   COSTS
                                                                CAPITALIZED
                                             INITIAL COST      SUBSEQUENT TO
                                              TO COMPANY        ACQUISITION    GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
                                         --------------------    LAND AND      -------------------------------------------------
                                                BUILDINGS AND     BUILDING              BUILDINGS AND               ACCUMULATED
     DESCRIPTION        ENCUMBRANCES     LAND   IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS     TOTAL     DEPRECIATION
     -----------        ------------    ------- -------------   ------------    ----    -------------    ---------  ------------
Multifamily Properties
  California
    Laguana Hills          $  4,787     $ 1,798    $  5,981        $   409      $ 1,798     $   6,390     $  8,188    $   231
    Santa Ana(h)             11,932       6,985      18,581            834        6,985        19,415       26,400      4,895
    Santa Ana(h)                 --       1,488       5,764            813        1,488         6,577        8,065        299
    Covina                    1,310         558       1,466             19          569         1,485        2,054         12
    Diamond Bar               8,865       3,958       8,048            104        4,034         8,152       12,186         68
    San Dimas                 3,733       1,695       3,520             39        1,727         3,559        5,286         30
    West Covina               9,170       3,856       9,848            124        3,930         9,972       13,902         82
    San Dimas                 5,897       2,390       6,123             90        2,436         6,213        8,649         52
    San Dimas                 1,207         432       1,312             20          440         1,332        1,772         11
    Ontario                   6,700       2,273       5,626             68        2,316         5,694        8,010         47
    Ontario                   7,690       2,654       5,671             60        2,705         5,731        8,436         47
    San Dimas                 5,670       1,306       5,448             48        1,331         5,496        6,827         46
    Ontario                   1,830         322       2,232             24          326         2,236        2,582         18
    Ontario                   2,960         385       3,223             33          391         3,235        3,646         29
  Washington
    Burien(i)                14,914       1,419       7,176             20        1,419         7,196        8,615      1,040
    Burien                    3,336         956       4,836              5          956         4,841        5,797        701
    Everett(i)                   --       3,254       7,171             34        3,254         7,205       10,459      1,494
    Everett(i)                   --       3,181       6,994             18        3,181         7,012       10,193      1,449
    Kent(d)                      --       2,635      10,709            244        2,635        10,953       13,588        438
    Federal Way(d)(e)            --       2,876       9,646             64        2,895         9,710       12,605         21
  Oregon
    Beaverton                 7,310         970       9,180            372          970         9,552       10,522        893
                           --------     -------    --------        -------      -------     ---------     --------    -------
Total Multifamily            97,311      45,391     138,555          3,442       45,785       141,997      187,782     11,903
                           --------     -------    --------        -------      -------     ---------     --------    -------
Industrial Properties
  California
    Baldwin Park             11,975         999      27,878          7,344(f)     4,453        31,868       36,321      6,612
    Garden Grove(d)              --       4,230       4,564            230        4,230         4,794        9,024        189
    Ontario                   6,943       5,310      10,801             49        5,310        10,850       16,160        518
    Rancho Cucamonga(d)          --       1,610       8,196            268        1,610         8,464       10,074        471
    Rancho Cucamonga          1,000       1,666       3,367            110        1,666         3,477        5,143         95
    Vista(d)                     --       3,465       7,896            333        3,465         8,229       11,694        418
  Washington
    Seattle                   4,684       1,808       4,637            149        1,808         4,786        6,594      1,233
    Tukwila(e)               11,765       6,684      10,677            106        6,684        10,677       17,361         22
                           --------     -------    --------        -------      -------     ---------     --------    -------
Total Industrial             36,367      25,772      78,016          8,589       29,226        83,145      112,371      9,558
                           --------     -------    --------        -------      -------     ---------     --------    -------
Total Portfolio            $133,678     $71,163    $216,571        $12,031      $75,011      $225,142     $300,153    $21,461
                           ========     =======    ========        =======      =======     =========     ========    =======



                                                           Maximum
                                                        Life on Which
                                                       Depreciation in
                                                        Latest Income
                              Date of        Date       Statement is
Description                Construction    Acquired       Computed
- -----------                ------------    --------    ---------------
Multifamily Properties
  California
    Laguna Hills               1994          1994         40 Years
    Santa Ana(h)               1972          1994         33 Years
    Santa Ana(h)               1990          1994         40 Years
    Covina                     1977          1995         40 Years
    Diamond Bar              1978-79         1995         40 Years
    San Dimas                  1979          1995         40 Years
    West Covina                1981          1995         40 Years
    San Dimas                  1981          1995         40 Years
    San Dimas                  1981          1995         40 Years
    Ontario                    1983          1995         40 Years
    Ontario                    1982          1995         40 Years
    San Dimas                  1984          1995         40 Years
    Ontario                    1983          1995         40 Years
    Ontario                    1985          1995         40 Years
  Washington
    Burien(i)                  1987          1994         37 Years
    Burien                     1987          1994         37 Years
    Everett(i)                 1986          1994         29 Years
    Everett(i)                 1988          1994         29 Years
    Kent(d)                    1987          1994         40 Years
    Federal Way(d)(e)       1985, 1986       1995         40 Years
  Oregon
    Beaverton                  1990          1994         38 Years

Total Multifamily

Industrial Properties
  California
    Baldwin Park               1986          1994         30 Years
    Garden Grove(d)            1979          1994         40 Years
    Ontario                    1991          1994         40 Years
    Rancho Cucamonga(d)        1990          1994         40 Years
    Rancho Cucamonga           1981          1994         40 Years
    Vista(d)                   1990          1994         40 Years
  Washington
    Seattle                1968, 1981        1994         24 Years
    Tukwila(e)              1975-1979        1995         40 Years

Total Industrial

Total Portfolio

                                Schedule III
                                Page 2 of 2

                        PACIFIC GULF PROPERTIES INC.
                REAL ESTATE AND ACCUMULATED DEPRECIATION

                              December 31, 1995
                                  (in $000s)

                                                                                        1995            1994            1993
- -------------------------------------------------------------------------------------------------------------------------------
(a)     The changes in total real estate for the years ended December 31,
        1995, 1994, and 1993 are as follows:

        Balance at beginning of period                                                 $210,596        $106,601        $102,218
        Acquisition of Baldwin Park(f)                                                    7,228          28,877              --
        Acquisition of PGP Inland portfolio                                              73,718              --              --
        Other acquisitions and improvements(e)                                           32,717          75,500          15,323
        Sale of Texas multifamily portfolio(g)                                          (24,106)             --              --
        Reduction in carrying value of
                Predecessor's properties(c)                                                  --              --         (10,862)
        Other                                                                                              (382)            (78)
                                                                                        --------        -------         -------
        Balance at end of period                                                        $300,153        $210,596        $106,601
                                                                                        ========        ========        ========

(b)     The changes in accumulated depreciation for the years ended December 31, 1995,
        1994 and 1993 are as follows:

        Balance at beginning of period                                                  $ 17,139        $  8,903        $  6,304
        Additions -- depreciation expense                                                  5,908           3,745           2,719
        Accumulated depreciation Baldwin Park at date of acquisition                          --           4,873
        Retirements -- Texas multifamily portfolio(g)                                     (1,586)             --              --
        Other                                                                                               (382)           (120)
                                                                                        --------        --------        --------
        Balance at end of period                                                        $ 21,461        $ 17,139        $  8,903
                                                                                        ========        ========        ========

(c) Excludes $112 relating to the Company's corporate offices acquired from Realty which is included in other assets.

(d) These properties collateralize borrowings under the Company's revolving bank line of credit which has an outstanding balance of $16,169 as of December 31, 1995.

(e) During 1995, the Company purchased two new properties including a multifamily property located in Federal Way, Washington and an industrial property located in Tukwila, Washington.

(f) Includes $3,954 of costs relating to the purchase of land at Baldwin Park (Note 9).

(g)     During 1995, the Company disposed of its Texas apartment portfolio
        (Note 8).

(h) These properties collateralize borrowings under the same mortgage note payable totaling $11,932.

(i) These properties collateralize borrowings under the same mortgage note payable totaling $14,914.