Form 10-Q
period 1996-03-31
PACIFIC GULF PROPERTIES INC
filed 1996-05-07
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the Transition Period from           to
                                                -----------  -----------

                         Commission File Number: 1-12546

                          PACIFIC GULF PROPERTIES INC.
             (Exact name of Registrant as specified in its Charter)

               MARYLAND                           33-0577520
       (State of Incorporation)       (I.R.S. Employer Identification No.)

                       363 SAN MIGUEL DRIVE NEWPORT BEACH,
                   CALIFORNIA 92660-7805 (Address of principal
                     executive offices, including zip code)


                                  714-721-2700
              (Registrant's telephone number, including area code)


            COMMON STOCK, PAR VALUE $.01 PER SHARE, 4,859,767 SHARES
                      WERE OUTSTANDING AS OF MARCH 31, 1996

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
             Securities Exchange Act of 1934 during the preceding 12
           months (or for such shorter period that the Registrant was required to file such reports) and
                       (2) has been subject to such filing
                       requirements for the past 90 days.

            Yes  X                                               No
                ---                                                 ---

                          PACIFIC GULF PROPERTIES INC.
                                  FORM 10-Q/A


PART I: FINANCIAL INFORMATION                                                                       PAGE
Item 1.  Financial Statements

         The attached Quarterly Report on Form 10-Q/A for the quarter ended
March 31, 1996 amends the Company Quarterly Report on Form 10-Q, dated May 1,
1996.

                         INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995                       1

         Consolidated Statements of Operations for the three-month periods ended
           March 31, 1996 and March 31, 1995                                                          2

         Consolidated Statements of Cash Flows for the three-month periods ended
           March 31, 1996 and March 31, 1995                                                          3

         Notes to Financial Statements                                                                4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        5


PART II: OTHER INFORMATION                                                                            7



SIGNATURES                                                                                            8

                                      ( i )

                          PACIFIC GULF PROPERTIES INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)

                                                     March 31, 1996   December 31, 1995
                                                     --------------   -----------------
                                                        (Unaudited)       (Audited)
ASSETS

Real estate assets
     Land                                               $  78,909         $  75,011
     Buildings                                            229,292           225,142
                                                        ---------         ---------
                                                          308,201           300,153
     Accumulated depreciation                             (23,231)          (21,461)
                                                        ---------         ---------
                                                          284,970           278,692

Cash and cash equivalents                                   2,466             2,847
Accounts receivable                                           857               959
Other assets                                                6,097             6,093
                                                        ---------         ---------

                                                        $ 294,390         $ 288,591
                                                        =========         =========

LIABILITIES  AND SHAREHOLDERS'  EQUITY

Mortgage notes payable                                  $ 138,437         $ 133,678
Revolving line of credit                                   19,169            16,169
Accounts payable and accrued liabilities                    5,264             5,644
Dividends payable                                           1,944             1,943
Convertible subordinated debentures                        55,649            55,659
                                                        ---------         ---------
                                                          220,463           213,093

Minority interest in consolidated partnership               3,518             3,518

Commitments and contingencies

Shareholders' equity
     Preferred shares, $.01 par value; 5,000,000
       shares authorized; no shares outstanding              --                --
     Common shares, $.01 par value; 25,000,000
       shares authorized; shares issued and
       outstanding: 4,859,767  (March 31, 1996)
       and 4,856,937  (December 31, 1995)                      49                49
     Excess shares, $.01 par value; 30,000,000
       shares authorized; no shares outstanding
     Outstanding restricted stock                            (638)             (669)
     Additional paid-in capital                            78,028            77,979
     Distributions in excess of net earnings               (7,030)           (5,379)
                                                        ---------         ---------
                                                           70,409            71,980
                                                        ---------         ---------

                                                        $ 294,390         $ 288,591
                                                        =========         =========

See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands except share data)

                                   (UNAUDITED)

                                        For The Three Months Ended March 31,
                                        ------------------------------------

                                                1996           1995
                                                ----           ----
REVENUES
     Rental income
       Multifamily properties                  $ 7,051        $ 5,466
       Industrial properties                     3,784          2,962
                                               -------        -------
                                                10,835          8,428

EXPENSES
     Rental property expenses
       Multifamily properties                    2,786          2,331
       Industrial properties                       948            624
                                               -------        -------
                                                 3,734          2,955


     Depreciation and amortization               2,112          1,603
     Interest                                    4,049          2,799
     General and administrative                    647            527
                                               -------        -------
                                                10,542          7,884
                                               -------        -------

NET INCOME                                     $   293        $   544
                                               =======        =======


NET INCOME PER COMMON SHARE                    $   .06        $   .11
                                               =======        =======


DIVIDENDS DECLARED PER COMMON SHARE            $   .40        $   .39
                                               =======        =======




See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                   (UNAUDITED)

                                                       For The Three Months Ended March 31,
                                                       ------------------------------------

                                                              1996             1995
                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                             $    293         $    544
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                         2,112            1,603
         Compensation recognized from restricted
           stock issued to employees                              30             --
         Net increase in certain other assets                   (208)            (954)
         Net decrease in certain liabilities                    (378)            (578)
                                                            --------         --------

     Net cash provided by operating activities                 1,849              615
                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net additions to real estate assets                      (8,049)          (7,840)
                                                            --------         --------
     Net cash used in investing activities                    (8,049)          (7,840)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from revolving line of credit                    4,000             --
     Proceeds from mortgage notes payable                      8,000           41,028
     Repayment of mortgage notes payable                      (3,242)            --
     Repayment of revolving lines of credit                   (1,000)         (32,900)
     Issuance of common shares                                     4             --
     Distributions paid                                       (1,943)          (1,869)
                                                            --------         --------
     Net cash provided by financing activities                 5,819            6,259
                                                            --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (381)            (966)

CASH AND CASH EQUIVALENTS AT

  BEGINNING OF PERIOD                                          2,847            3,515
                                                            --------         --------

CASH AND CASH EQUIVALENTS  AT END OF PERIOD                 $  2,466         $  2,549
                                                            ========         ========



See accompanying notes.

PACIFIC GULF PROPERTIES INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   INTERIM FINANCIAL STATEMENTS

     Pacific Gulf Properties Inc. was incorporated in Maryland and operates as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of Pacific Gulf Properties Inc. (the "Company") and its consolidated partnership, PGP Inland Communities, L.P. (the "Partnership"). The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

2.   REAL ESTATE ACQUISITIONS

     In March 1996, the Company acquired an industrial property with approximately 189,000 leasable square feet with 60 tenants located in Garden Grove, California for approximately $6,800,000. Concurrently with the purchase, the Company borrowed $8,000,000, a portion of which was used to finance the acquisition. The loan is for 10 years, bears a fixed interest rate of 7.3%, and is secured by an existing property located in Kent, Washington. The Company anticipates spending $500,000 on capital improvements and deferred maintenance items related to this acquisition.

3.   SHAREHOLDERS' EQUITY

     During the quarter ended March 31, 1996, debentures with an aggregate face value of approximately $45,000 were converted into 2,416 shares of common stock.

4.   PER COMMON SHARE DATA

     Per common share amounts are calculated based upon weighted average common shares outstanding and common share equivalents of 4,864,044 and 4,796,729 for the three months ended March 31, 1996 and 1995, respectively. Common stock equivalents include stock options which are considered dilutive for the purposes of computing primary earnings per share.

     As of March 31, 1996 the principal balance of convertible subordinated debentures outstanding (before debenture discounts) was $56,506,000. If fully converted, the debentures, convertible at a rate of 53.6986 shares per $1,000 of principal amount, would require the issuance of an additional 3,034,294 shares. If fully converted, the net income attributable to each common share would not be diluted.

5.   DISTRIBUTIONS

     On March 13, 1996, the Company declared its quarterly distribution covering shares outstanding at March 31, 1996. The distribution of $.40 per share was calculated based on an estimated annual distribution of $1.60. The distribution was paid on April 12, 1996 to holders of record on April 2, 1996.

6.   DEPRECIATION AND AMORTIZATION

     Depreciation and amortization consists of the following at March 31:

                                                       1996                 1995
                                                       ----                 ----
     Depreciation of real estate                    $1,835,000           $1,400,000
     Amortization
       Debenture discount and costs                    142,000              139,000
       Costs related to financing
         assumed from Predecessor
         and line of credit costs                       86,000               57,000
       Long-term financing costs                        49,000                7,000
                                                    ----------           ----------
                                                    $2,112,000           $1,603,000
                                                    ==========           ==========

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the three months ended March 31, 1996 and 1995, together with liquidity and capital resources as of March 31, 1996.

COMPARISON OF PERIOD ENDED MARCH 31, 1996 TO THE PERIOD ENDED MARCH 31, 1995

Multifamily rental income increased by $1,585,000, or 29%, from $5,466,000 in 1995 to $7,051,000 in 1996. This increase was primarily attributable to the acquisition of 12 multifamily properties containing 1,736 apartment units in 1995 offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995. Industrial rental income increased by $822,000, or 28%, from $2,962,000 in 1995 to $3,784,000 in 1996.
This increase was primarily attributable to the recent acquisition of two industrial parks containing approximately 665,000 square feet of space. As a result of these changes, total revenues increased by $2,407,000, or 29%, from $8,428,000 in 1995 to $10,835,000 in 1996.

Multifamily rental income for the period ended March 31, 1996 totaled $7,051,000 and included $2,531,000 related to 12 multifamily properties acquired during the second quarter of 1995.

Industrial rental income for the period ended March 31, 1996 totaled $3,784,000 and included $837,000 related to the recent acquisition of two industrial parks.

Multifamily rental property expenses increased by $455,000, or 20%, from $2,331,000 in 1995 to $2,786,000 in 1996. This increase was primarily attributable to the acquisition of 12 multifamily properties containing 1,736 apartment units in 1995. Industrial rental property expenses increased by $324,000, or 52%, from $624,000 in 1995 to $948,000 in 1996. This increase was primarily attributable to the recent acquisition of two industrial parks.

Multifamily rental property expenses for the period ended March 31, 1996 totaled $2,786,000 and included $1,009,000 related to 12 multifamily properties acquired during the second quarter of 1995.

Industrial rental property expenses for the period ended March 31, 1996 totaled $948,000 and included $282,000 related to the recent acquisition of two industrial parks.

As a result of the aforementioned changes, net rental property earnings for multifamily properties increased by $1,130,000, or 36% and for industrial properties increased by $498,000, or 21%.

Total depreciation and amortization (including amortization of debenture discount and costs) increased by $509,000, or 32%, from $1,603,000 in 1995 to $2,112,000 in 1996. This increase was primarily attributable to additional depreciation relating to the acquisition of 12 multifamily properties in late 1995, two recently acquired industrial parks, and capital improvements made to rehabilitate existing properties.

Interest expense increased by $1,250,000, or 45%, from $2,799,000 in 1995 to $4,049,000 in 1996. This increase was attributable to increased borrowings outstanding during 1996, as compared to 1995, pursuant to new borrowings of $63,517,000 relating to the acquisition of 12 multifamily properties and one industrial park during the last half of 1995 and $24,980,000 of tax-exempt mortgage indebtedness assumed with the Company's 1995 acquisitions.

General and administrative expenses increased by $120,000, or 23%, from $527,000 in 1995 to $647,000 in 1996. This increase was primarily attributable to personnel increases related to the 1995 acquisitions made during the second half of 1995, and to the accrual of estimated bonuses in 1996 (no similar accrual was made in 1995 first quarter).

For the three months ended March 31, 1996, the Company generated net income of $293,000 compared to net income of $544,000 in 1995. These results are attributable to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had $2,466,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital and, if necessary, funding from the Company's revolving line of credit. The Company has a secured revolving line of credit from Bank of America for a maximum amount of $35,000,000 from a bank which expires in June 1997. As of March 31, 1996, the Company had borrowed $19,169,000 under the revolving line of credit.

During the first quarter of 1996, the Company borrowed $8,000,000 from a life insurance company for a ten-year term at an interest rate of 7.3%. This loan is secured by a 304-unit apartment community located in Kent, Washington. The proceeds of this loan were used, in part, to acquire a 189,526 square foot industrial park located in Garden Grove, California.

In March of 1996, the Company extended four letters of credit which secure a portion of the Company's tax-exempt mortgage debt to December 31, 1996.

On March 28, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission covering the proposed offering by the Company of up to $125,000,000 of common and preferred shares including the 784,419 common shares owned by Santa Anita Realty Enterprises, Inc. ("Realty"). Proceeds of the offering, excluding the proceeds to Realty, will be used for general corporate purposes, which may include acquiring additional multifamily and industrial properties, making improvements to properties, repaying debt and working capital. As of the date of this filing, the shelf registration has not yet become effective and the securities covered by the registration may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective.

The Company intends to acquire additional properties and may seek to fund these acquisitions through a combination of equity offerings and debt financing. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

The information in the immediately preceding paragraph is forward looking and involves risk and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of and costs associated with the Company's acquisitions, the actual capital expenditures associated therewith, and the strength of the local economies of the submarkets in which the Company operates. Higher than expected acquisition, rental and/or rehabilitation costs, delays in the rehabilitation of properties, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 27.  Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.

      /s/Glenn L. Carpenter                      /s/Donald G. Herrman
- - ------------------------------------       -------------------------------------
Glenn L. Carpenter                         Donald G. Herrman
Chairman and Chief Executive Officer       Chief Financial Officer and Secretary


DATED:        May  7,  1996
      ----------------------------