Form 10-K/A
PACIFIC GULF PROPERTIES INC
filed 1996-05-20
CIK 912597

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

                                                        Name of each exchange
Title of Stock                                          on which registered
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



* The Company hereby amends and restates its Annual Report for the year ended December 31, 1995 on Form 10-K/A, dated May 7, 1996, and Form 10-K, dated March 21, 1996. The changes from the Form 10-K/A, dated May 7, 1996, made hereby are as follows:

                (1)     Page 10, Second Paragraph;

                (2) Pages 11 and F-4 and related Management's Discussion and Analysis on Pages 15, 16, 17 and 18;

                (3) Page 19, First Full Paragraph and Page F-19, Second Full Paragraph;

                (4) Page F-6 and related footnote 1 sections labeled "Financing Costs" and "Interest" on pages F-8 and F-9; and

                (5)     Page F-13, Second Full Paragraph.

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

     The following table presents information on the composition of the Company's properties based on the net book value at December 31, 1995:

                                                         PERCENTAGE OF
                                            NUMBER OF     REAL ESTATE
           PROPERTY TYPE                    PROPERTIES       ASSETS
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

MULTIFAMILY PROPERTIES

    The following table presents information concerning the Multifamily Properties, including average gross scheduled rents per unit and percentage of units leased and occupied as of December 31, 1995:


                                                                    AVERAGE    INITIAL     AVERAGE
                                                DATE               UNIT SIZE     COST       RENT       PERCENT   PERCENT
        PROPERTY              LOCATION       COMPLETED    UNITS     (SQ FT)   (IN $000S)  PER UNIT     LEASED    OCCUPIED
-------------------------------------------------------------------------------------------------------------------------
 Applewood(a)             Santa Ana, CA         1972       406          801   $ 25,566       $697          91%        89%
 Park Place               Santa Ana, CA         1990       196          799      7,252        632          99         96
 Inn at Laguna Hills(b)   Laguna Hills, CA      1994       140          500      7,779        599          97         95
 Daisy V(a)(c)            Covina, CA            1977        38          897      2,024        703          97         95
 Daisy VII (a)(c)         Diamond Bar, CA       1978/79    204          950     12,006        771         100         98
 Daisy XII (a)(c)         San Dimas, CA         1979       102          952      5,215        693          85         82
 Daisy XVI (a)(c)         West Covina, CA       1981       250          986     13,704        718          86         84
 Daisy XVII (a)(c)        San Dimas, CA         1981       156          962      8,513        695          86         84
 Lariat (a)(c)            San Dimas, CA         1981        30          970      1,744        762          93         83
 Daisy XIX (a)(c)         Ontario, CA           1983       125        1,019      7,899        722          92         88
 Daisy XX (a)(c)          Ontario, CA           1982       155        1,000      8,325        669          90         86
 Sunnyside I(a)(b)(c)     San Dimas, CA         1984       164          495      6,754        513          95         94
 Sunnyside II(a)(b)(c)    Ontario, CA           1983        60          493      2,554        505          93         93
 Sunnyside III(a)(b)(c)   Ontario, CA           1985        84          504      3,608        518          93         93
 Fulton's Landing         Everett, WA           1988       248          745     10,175        505          96         96
 Fulton's Crossing        Everett, WA           1986       256          803     10,425        531          90         90
 Lora Lakes               Burien, WA            1987       234          907      8,595        603          99         99
 Holly Ridge              Burien, WA            1987       146          946      5,792        627          98         97
 Hampton Bay              Kent, WA              1987       304          884     13,344        614          96         94
 Heatherwood (a)          Federal Way, WA       1985/86    368          741     12,522        521          97         97
 Waterhouse               Beaverton, OR         1990       279          937     10,150        643          95         94
                                                         -----                --------

                                                         3,945                $183,946
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

INDUSTRIAL PROPERTIES

    The following table presents information concerning the Industrial Properties, including the actual average rent per square foot and percentage of the leasable square footage leased and occupied by tenants as of December 31, 1995:


                                                           LEASABLE    NUMBER    INITIAL     AVERAGE
                                                DATE        SQUARE       OF        COST      RENT PER   PERCENT
      PROPERTY             LOCATION           COMPLETED    FOOTAGE     TENANTS  (IN $000s)    SQ. FT.   LEASED
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

                          NUMBER OF         LEASABLE SQUARE          ANNUAL       PERCENT OF ANNUAL
        YEAR               TENANTS              FOOTAGE             RENTS (a)         RENTS (a)
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

                                                                        LEASABLE
                                                                         SQUARE
      TENANT                             PRIMARY USE                     FOOTAGE           LEASE EXPIRATION DATE
-----------------------------------------------------------------------------------------------------------------------------------
Home Savings of America          Data processing/office/warehouse       101,071(a)        October 1996 and August 1999(a)
Taylor Corporation               Thermographic printing                  54,860           March 1998
Aeroquip Corporation             Distribution                            42,642           April 1996
Sue, Young & Brown               Distribution                            38,420           October 1996

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

INDEBTEDNESS

    The following table presents information on indebtedness encumbering the Multifamily and Industrial Properties, excluding borrowings outstanding under the Company's revolving line of credit, as of December 31, 1995:

                                     PRINCIPAL BALANCE
                 PROPERTY               (IN $000s)               MATURITY DATE    INTEREST RATE
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


    The minimum distribution requirement to maintain REIT status was approximately $2,500,000 for 1994 and $2,300,000 for 1995 ($.58 and $.48
per common share, respectively).


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

                                                                                  Years Ended December 31,
                                                      ----------------------------------------------------------------------------

                                                         1995          1994 (a)            1993            1992             1991
                                                      -----------    -----------       -----------     -----------     -----------
                                                                       (Dollars in thousands, except share data)

OPERATING DATA
Rental income:
  Multifamily properties ..........................   $    24,898    $    18,937       $    15,150     $    10,768     $     7,607
  Industrial properties ...........................        12,193          7,207             1,002             885             785
                                                      -----------    -----------       -----------     -----------     -----------
                                                           37,091         26,144            16,152          11,653           8,392
                                                      -----------    -----------       -----------     -----------     -----------
Expenses:
Rental property expenses:
  Multifamily properties ..........................        10,215          8,835             7,261           4,639           2,905
  Industrial properties ...........................         2,567          1,541               245             206             219
                                                      -----------    -----------       -----------     -----------     -----------
                                                           12,782         10,376             7,506           4,845           3,124

Depreciation ......................................         6,081          3,721             2,634           2,282           1,687
Interest (including amortization of
  financing costs) ................................        14,066          8,164             6,028           5,398           4,180
General and administrative ........................         2,423          1,725             1,538           1,394           1,286
Minority interest in losses of
  combined partnerships ...........................          --             --                (492)           (646)           (678)
Reduction in carrying value of Predecessor
  properties ......................................          --             --              10,974            --              --
                                                      -----------    -----------       -----------     -----------     -----------
                                                           35,352         23,986            28,188          13,273           9,599
                                                      -----------    -----------       -----------     -----------     -----------
Income (loss) before gain on sale of
  properties and extraordinary item ...............         1,739          2,158           (12,036)         (1,620)         (1,207)
  Gain on sale of real estate .....................         6,664           --                --              --              --
  Extraordinary item ..............................          --           (2,990)             --              --              --
                                                      -----------    -----------       -----------     -----------     -----------
Net income (loss) .................................   $     8,403    $      (832)      $   (12,036)    $    (1,620)    $    (1,207)
                                                      ===========    ===========       ===========     ===========     ===========

Net income (loss) per common share ................   $      1.74    $      (.07)(b)          --              --              --

Weighted average common shares ....................     4,830,723      4,273,337 (b)          --              --              --

BALANCE SHEET DATA
Real estate, net of accumulated depreciation:
  Multifamily properties ..........................   $   175,879    $   113,706       $    90,375     $    88,519     $    62,811
  Industrial properties ...........................       102,813         79,751             7,323           7,395           7,470
                                                      -----------    -----------       -----------     -----------     -----------
Total real estate .................................       278,692        193,457            97,698          95,914          70,281

Total assets ......................................       288,591        202,519            99,984         100,186          73,944
Senior debt .......................................       149,847         69,480            88,740          78,613          52,824
Convertible subordinated debentures ...............        55,659         55,526              --              --              --
Total equity ......................................        71,980         70,860             9,501          23,200          22,112

PROPERTY DATA (end of period)
Total multifamily properties ......................            21             13                10               9               5
Total apartment units .............................         3,945          3,292             2,654           2,398           1,290
Apartment units occupied ..........................            92%            93%               92%             93%             95%

Total industrial properties .......................            10              9                 3               3               3
Industrial leasable area (sq. ft.) ................     2,902,000      2,426,000           185,000         185,000         185,000
Industrial leasable area leased ...................            96%            97%               95%             97%             89%

                                                                                  Years Ended December 31,
                                                      ----------------------------------------------------------------------------

                                                         1995          1994 (a)            1993            1992             1991
                                                      -----------    -----------       -----------     -----------     -----------
                                                                           (Dollars in thousands, except share data)

SUPPLEMENTAL DATA
Funds From Operations (c) -
  Old Definition ..........................          $  8,829        $  6,502            $  1,657        $    705        $    520
  New Definition ..........................             7,820           5,879               1,572             662             480

Cash flow information:
  Operating ...............................             7,138           3,950               1,307            (348)           (367)
  Investing ...............................           (84,480)        (99,504)            (15,323)        (27,660)        (18,084)
  Financing ...............................            76,674          98,649              13,798          28,318          18,398


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


         Depreciation increased by $2,360,000, or 63%, from $3,721,000 in 1994 to $6,081,000 in 1995 as a result of the acquisition of the twelve multifamily properties in 1995, the three industrial properties acquired in late 1994, and the capital improvements made to rehabilitate existing properties. Interest expense (including amortization of financing costs) increased by $5,902,000, or 72%, from $8,164,000 in 1994 to $14,066,000 in 1995. This increase was attributable to increased borrowings outstanding during 1995, as compared to 1994, pursuant to new borrowings of $55,517,000 relating to the acquisition of twelve multifamily properties and one industrial park during the last half of 1995 and $24,850,000 of tax-exempt mortgage indebtedness assumed with the Company's recent acquisitions.



         Interest expense (including amortization of financing costs) increased by $5,902,000, or 72%, from $8,164,000 in 1994 to $14,066,000 in 1995. This increase was attributable to increased borrowings outstanding during 1995, as compared to 1994, pursuant to new borrowings of $55,517,000 relating to the acquisition of twelve multifamily properties and one industrial park during the last half of 1995 and $24,850,000 of tax-exempt mortgage indebtedness assumed with the Company's recent acquisitions. Interest resulting from the amortization of financing costs increased by $386,000 or 62% from $623,000 in 1994 to $1,009,000 in 1995. This increase is attributable primarily to the additional amortization relating to the convertible subordinated debentures issued on February 18, 1994 and accordingly being outstanding for the entire year in 1995 and amortization of loan fees associated with borrowings used to finance acquisitions completed during late 1994 and 1995.


        General and administrative expenses increased by $698,000, or 40%, from $1,725,000 in 1994 to $2,423,000 in 1995. This increase was primarily attributable to personnel increases related to the 1994 and 1995 acquisitions made during the second half of each year, respectively.

        For the year ended December 31, 1995, the Company incurred net income of $8,403,000 compared to a net loss of $832,000 in 1994. These improved results are attributable to the foregoing, and are offset partially by a $6,664,000 net gain from the sale of the Texas multifamily portfolio in 1995 and a $2,990,000 loss from the extinguishment of debt in 1994 relating to the acquisition of certain of the properties from Realty.

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


         Depreciation increased by $1,087,000, or 41%, from $2,634,000 in 1993 to $3,721,000 in 1994 as a result of the acquisition of three multifamily properties and six industrial properties in 1994, and capital improvements made to rehabilitate existing properties.

                  Interest expense (including amortization of financing costs increased by $2,136,000, or 35%, from $6,028,000 in 1993 to $8,164,000 in 1994.
This increase was attributable to increased borrowings outstanding during 1994, as compared to 1993, resulting from significant changes in the Predecessor Multifamily and Industrial Operations and the Company's debt structure. Such changes in 1994 included the issuance of $56.5 million principal amount of convertible subordinated debentures (net of debenture discount), borrowings of $39,100,000 under the Company's new variable rate revolving credit facility, new mortgage notes of $15,200,000 relating to the acquisition of one multifamily property and two industrial parks during 1994, offset by the repayment of $73,300,000 of the Predecessor's indebtedness using proceeds from the Offerings. In addition, the increase in interest expense was attributable to a higher borrowing rate in the Company's variable rate credit facility during 1994 as compared to 1993, which resulted from overall increases in the prime rate and LIBOR rates. Interest resulting from the amortization of financing costs increased by $538,000, or 632%, from $85,000 in 1993 to $623,000 related primarily to the amortization of debenture discount and costs, in 1994 associated with the debentures issued upon Company's initial public offering in February 1994.


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

                  Multifamily rental income for the year ended December 31, 1993 totaled $15,150,000 and included $6,465,000 related to five multifamily properties acquired during 1993.

                  Multifamily rental property expenses increased by $2,622,000, or 57%, from $4,639,000 in 1992 to $7,261,000 in 1993. This increase was primarily attributable to the acquisition of five multifamily properties during 1992 and 1993.

                  Multifamily rental property expenses for the year ended December 31, 1993 totaled $7,261,000 and included $3,332,000 related to the multifamily properties acquired during 1993.

                  Depreciation increased by $394,000, or 17%, from $2,325,000 in 1992 to $2,719,000 in 1993. This increase was primarily attributable to additional depreciation relating to the multifamily properties acquired during 1993 and late 1992.



                  Interest expense (including amortization of financing costs) increased by $630,000, or 12%, from $5,398,000 in 1992 to $6,028,000 in 1993.
This increase was primarily attributable to increased borrowings relating to the acquisition of five multifamily properties during 1992 and 1993. Interest resulting from the amortization of financing costs increased by $42,000, or 98% from $43,000 in 1992 to $85,000 in 1993 related primarily to loan fee amortization associated with additional borrowings in early 1993.


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


                  The formation transactions with Realty discussed in the preceding paragraphs were part of a strategic decision by Realty in 1993 to concentrate on its horse racing and real estate operations located in Arcadia, California by disposing of its multifamily and industrial properties. The formation of the Company and its related acquisition of the Predecessor Multifamily and Industrial Operations from Realty on February 18, 1994 resulted in Realty's disposal of all of its multifamily and industrial properties. As a result of its 1993 strategic decision to dispose of these properties, Realty recognized a loss of $10,974,000 for the year ended December 31, 1993. The loss reduced Realty's December 31, 1993 carrying value of the net assets to be transferred as part of the formation transactions to their market value, as determined by the Company's initial public offering in February, 1994. The nonrecurring loss of $10,974,000 has been reflected in the Company's 1993 combined statement of operations for the Predecessor Multifamily and Industrial Operations and the properties acquired in the formation transactions have been recorded by the Company at Realty's historical cost basis which includes Realty's loss on the formation transactions.


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



              NAME                       AGE             POSITION
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



                                                                  ANNUALIZED                              LONG-TERM

                                                           ANNUALIZED COMPENSATION (1)               LONG-TERM COMPENSATION
                                                           ---------------------------     ----------------------------------------
                                                                                                          RESTRICTED
                                                                                                            STOCK
                                                                                           AWARDS/OPTIONS  GRANTED      ALL OTHER
    NAME                      CAPACITIES                   YEAR     SALARY       BONUS        GRANTED                  COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
Glenn L. Carpenter    Chairman of the Board, Chief         1995    $300,000    $ 86,250      10,000 (2)  $613,000 (3)  $ 5,085 (4)
                      Executive Officer and President      1994     280,000      49,000      65,000 (5)                  6,750 (4)


Donald G. Hermann     Executive Vice President,            1995     150,000      37,250       5,000 (2)   215,000 (3)    5,085 (4)
                      Chief Financial Officer and          1994     145,000      18,125      45,000 (5)                  6,308 (4)
                      Secretary

Lonnie P. Nadal       Vice President of Acquisitions       1995     130,000      29,750       5,000 (2)    93,000 (3)    4,407 (4)
                                                           1994     125,000      14,100      30,000 (5)                  5,505 (4)

Robert A. Dewey       Vice President of Industrial         1995     110,000      17,250       5,000 (2)    59,000 (3)    3,729 (4)
                      Operations                           1994      95,000      11,875      10,000 (5)                  4,314 (4)


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

NAME                      EXERCISABLE     UNEXERCISABLE         EXERCISABLE     UNEXERCISABLE
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

                                YEARS OF SERVICE

SALARY             5               10              15              20              25              30
------          -------         -------         -------         -------         -------         -------
$100,000        $20,421         $15,843         $11,264         $ 6,685         $ 2,106         $ 2,106
 125,000         25,421          19,593          13,764           7,935           2,106           2,106
 150,000         30,421          23,343          16,264           9,185           2,106           2,106
 175,000         36,671          29,593          22,514          15,435           8,356           9,606
 200,000         42,921          35,843          28,764          21,685          14,606          17,106
 225,000         49,171          42,093          35,014          27,935          20,856          24,606
 250,000         55,421          48,343          41,264          34,185          27,106          32,106
 275,000         61,671          54,593          47,514          40,435          33,356          39,606
 300,000         67,921          60,843          53,764          46,685          39,606          47,106
 325,000         74,171          67,093          60,014          52,935          45,856          54,606

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

                                YEARS OF SERVICE

 SALARY         5         10         15         20         25         30
--------     -------    -------    -------    -------    -------    -------
$100,000     $ 9,158    $18,315    $27,473    $36,630    $45,788    $55,788
 125,000      11,658     23,315     34,973     46,630     58,288     70,788
 150,000      14,158     28,315     42,473     56,630     70,788     85,788
 175,000      14,158     28,315     42,473     56,630     70,788     85,788
 200,000      14,158     28,315     42,473     56,630     70,788     85,788
 225,000      14,158     28,315     42,473     56,630     70,788     85,788
 250,000      14,158     28,315     42,473     56,630     70,788     85,788
 275,000      14,158     28,315     42,473     56,630     70,788     85,788
 300,000      14,158     28,315     42,473     56,630     70,788     85,788
 325,000      14,158     28,315     42,473     56,630     70,788     85,788

         Participants will receive credit under the Retirement Income Plan for employment by Realty. The officers and their salaries covered under these plans and their years of service for purposes of these plans are as follows:

                                                                DEFERRED
                   ANNUAL        YEARS OF        RETIREMENT     COMPENSATION
NAME               SALARY        SERVICE(1)      INCOME PLAN     AGREEMENT
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

                                                   COMMON SHARES BENEFICIALLY
                                                              OWNED
                                                   -------------------------
                                                                  PERCENT OF
BENEFICIAL OWNER                                     AMOUNT        CLASS (1)
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

                                       Date: May 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

       GLENN L. CARPENTER                  Chairman of the Board of Directors
--------------------------------           President, Chief Executive Officer
       Glenn L. Carpenter                  (Principal Executive Officer)

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

                          PACIFIC GULF PROPERTIES INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)


                                                                                     PREDECESSOR
                                                                                   MULTIFAMILY AND
                                                          COMPANY               INDUSTRIAL OPERATIONS
                                               ----------------------------  ----------------------------
                                                               FEBRUARY 18    JANUARY 1
                                                YEAR ENDED       THROUGH      THROUGH        YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,  FEBRUARY 17,    DECEMBER 31,
                                                   1995            1994         1994            1993
                                               ----------------------------------------------------------
REVENUES
Rental income
     Multifamily properties                    $   24,898     $   16,783        $2,154        $ 15,150
     Industrial properties                         12,193          7,074           133           1,002
                                               -------------------------------------------------------
                                                   37,091         23,857         2,287          16,152
EXPENSES
Rental property expenses
     Multifamily properties                        10,215          7,524         1,311           7,261
     Industrial properties                          2,567          1,475            66             245
                                               -------------------------------------------------------
                                                   12,782          8,999         1,377           7,506
Depreciation                                        6,081          3,331           390           2,634
Interest (including amortization of
  financing costs of $1,009, 606,
  17 and 85, respectively)                         14,066          7,332           832           6,028
General and administrative                          2,423          1,522           203           1,538
Minority interests (Note 6)                             -              -             -            (492)
Reduction in carrying value of Predecessor's
     properties (Note 9)                                -              -             -          10,974
                                               -------------------------------------------------------
                                                   35,352         21,184         2,802          28,188
                                               -------------------------------------------------------
INCOME (LOSS) BEFORE GAIN ON SALE
     OF PROPERTIES AND EXTRAORDINARY
     ITEM                                           1,739          2,673          (515)        (12,036)
Gain on sale of properties (Note 8)                 6,664              -             -               -
                                               -------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM                                                8,403          2,673          (515)        (12,036)
Extraordinary item
     Loss from extinguishment of debt                   -          2,990             -               -
                                               -------------------------------------------------------
NET INCOME (LOSS)                              $    8,403     $     (317)       $ (515)       $(12,036)
                                               =======================================================

WEIGHTED AVERAGE COMMON SHARES                  4,830,723      4,273,337
                                               =========================

PER COMMON SHARE DATA (Note 1)
     Income before extraordinary item          $     1.74     $      .63
     Extraordinary item                                 -           (.70)
                                               -------------------------

     Net income (loss)                         $     1.74     $     (.07)
                                               =========================
DISTRIBUTIONS DECLARED PER COMMON
SHARE                                          $     1.57     $     1.35
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

                          Pacific GULF PROPERTIES INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                               PREDECESSOR
                                                                                                             MULTIFAMILY AND
                                                                             COMPANY                      INDUSTRIAL OPERATIONS
                                                                  -------------------------------  --------------------------------
                                                                  Year Ended       February 18         January 1        Year Ended
                                                                  December 31,       through            through        December 31,
                                                                     1995       December 31, 1994  February 17, 1994       1993
                                                                  -----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                 $   8,403         $   (317)           $(515)           $(12,036)
                                                                  ---------------------------------------------------------------
Adjustments to reconcile net earnings to net cash
   provided by operating activities
      Depreciation                                                    6,081            3,331              390               2,634
      Amortization of financing costs                                 1,009              606               17                  85
      Compensation recognized relating to restricted stock               83                -                -                   -
      Gain on sale of real estate properties                         (6,664)               -                -                   -
      Reduction in carrying value of Predecessor's properties             -                -                -              10,974
      Loss from extinguishment of debt                                    -            2,990                -                   -
      Minority interests                                                  -                -                -                (492)
      Net (increase) decrease in accounts receivable                   (258)               -                -                 255
      Net (increase) decrease in certain other assets                (2,295)          (1,762)             594                  59
      Net increase (decrease) in certain liabilities                    779           (1,130)            (254)               (172)
                                                                  ---------------------------------------------------------------
Net cash provided by  operating activities                            7,138            3,718              232               1,307
                                                                  ---------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to real estate assets                                (113,663)         (99,504)               -             (15,323)
Proceeds from sale of real estate properties                         29,183                -                -
                                                                  ---------------------------------------------------------------
Net cash used in investing activities                               (84,480)         (99,504)               -             (15,323)
                                                                  ---------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes payable                                112,070           15,189                -                   -
Proceeds from revolving line of credit                                4,300           39,147                -              10,275
Repayment of mortgage notes payable                                  (8,725)         (29,146)             (25)               (148)
Repayment of revolving line of credit                               (27,278)         (44,425)               -                   -
Net proceeds from issuance of convertible subordinated
   debentures                                                             -           55,420                -                   -
Increase in deferred debenture costs                                      -           (3,006)               -                   -
Issuance of common shares                                               317           68,678                -                   1
Net increase in liabilities associated with issuance of common
   shares and convertible debentures                                      -            4,425                -                   -
Payment of costs associated with extinguishment of debt                   -           (2,990)               -                   -
Distributions paid                                                   (7,528)          (3,992)               -                   -
Contributions from minority interest in combined partnerships             -                -                -               4,034
Minority interest contributions                                       3,518                -                -               1,300
Net distributions to Predecessor                                          -                -             (626)             (1,664)
                                                                  ---------------------------------------------------------------
Net cash provided by (used in) financing activities                  76,674           99,300             (651)             13,798
                                                                  ---------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         (668)           3,514             (419)               (218)

CASH AND CASH EQUIVALENTS - beginning of period                       3,515                1              420                 638
                                                                  ---------------------------------------------------------------

CASH AND CASH EQUIVALENTS - end of period                         $   2,847         $  3,515            $   1            $    420
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

                          PACIFIC GULF PROPERTIES INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financing Costs


Financing costs are included in other assets and consist of loan fees, other loan costs and deferred debenture costs. Loan fees and other loan costs are amortized over the term of the respective loan. Costs relating to the convertible subordinated debentures offering are amortized over the term of the debentures using a method which approximates the effective interest method. Amortization of financing costs is included in interest expense.


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

                          PACIFIC GULF PROPERTIES INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest


Interest expense incurred for the years ended December 31, 1995, 1994 and 1993 (including amortization of financing costs) totaled $14,066,000, $8,164,000 and $6,028,000, respectively. Interest expense for 1995 and 1994 includes $5,288,000 and $4,516,000 related to the Company's debentures (Note 4). Interest paid for the years ended December 31, 1995, 1994 and 1993 totaled $11,785,000, $4,764,000 and $5,868,000, respectively.


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


Debenture discount is amortized into expense producing an effective interest rate of 8.76%. Costs incurred by the Company to issue the debentures were capitalized and included in other assets. Deferred debenture costs upon issuance totaled $3,006,000 of which $429,000 and $358,000 have been amortized and included in amortization of financing costs as part of interest expense in the consolidated and combined statements of operations for the years ended December 31, 1995 and 1994, respectively.


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

The Company's net periodic pension cost includes amortization of past service cost over a remaining period of 27 years. Based upon actuarial valuation dates as of December 31, 1995 and 1994, the present values of accumulated plan benefits were $459,000 and $436,000 (calculated using a discount rate of 7.5 percent), respectively, and the plan's net assets available for benefits were $490,000 in 1995 and $385,000 in 1994.

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

                          PACIFIC GULF PROPERTIES INC.

Condensed financial information for the Partnership as of December 31, 1995 and for the period August 16, 1995 (inception) through December 31, 1995 follows:

Real estate assets (multifamily properties)
     Land                                                              $19,827,000
     Buildings                                                          52,149,000
                                                                       -----------
                                                                        71,976,000
     Accumulated depreciation                                             (442,000)
                                                                       -----------
                                                                        71,534,000
Cash and other assets                                                      658,000
                                                                       -----------
                                                                       $72,192,000
                                                                       ===========
Liabilities (primarily tax-exempt mortgage debt of $24,850,000 and
     mortgage notes of $30,182,000)                                    $56,305,000
Partners' equity
     The Company                                                        12,369,000
     Minority interests                                                  3,518,000
                                                                       -----------
                                                                        15,887,000
                                                                       -----------
                                                                       $72,192,000
                                                                       ===========
Revenues                                                                 3,722,000
Expenses (including depreciation and amortization of
     financing costs totaling $472,000)                                  3,537,000
                                                                       -----------
Net income                                                             $   185,000
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


The transactions discussed in the preceding paragraphs were part of a strategic decision by Realty in 1993 to concentrate on its horse racing and real estate operations located in Arcadia, California by disposing of its multifamily and industrial properties. The formation of the Company and its related acquisition of the Predecessor Multifamily and Industrial Operations from Realty on February 18, 1994 resulted in Realty's disposal of all of its multifamily and industrial properties. As a result of its 1993 strategic decision to dispose of these properties, Realty recognized a loss of $10,974,000 for the year ended December 31, 1993. The loss reduced Realty's December 31, 1993 carrying value of the net assets to be transferred as part of the formation transactions to their market value as determined by the Company's initial public offering in February, 1994. The nonrecurring loss of $10,974,000 has been reflected in the Company's 1993 combined statement of operations for the Predecessor Multifamily and Industrial Operations and the properties acquired in the formation transactions have been recorded by the Company at Realty's historical cost basis which includes Realty's loss on the formation transactions.


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

                                                                   SCHEDULE III
                                                                   PAGE 1 OF 2

                          PACIFIC GULF PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1995
                                   (IN $000s)

                                                                   COSTS
                                                                CAPITALIZED
                                             INITIAL COST      SUBSEQUENT TO
                                              TO COMPANY        ACQUISITION    GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
                                         --------------------    LAND AND      -------------------------------------------------
                                                BUILDINGS AND     BUILDING              BUILDINGS AND               ACCUMULATED
     DESCRIPTION        ENCUMBRANCES     LAND   IMPROVEMENTS    IMPROVEMENTS    LAND     IMPROVEMENTS     TOTAL     DEPRECIATION
     -----------        ------------    ------- -------------   ------------    ----    -------------    ---------  ------------
Multifamily Properties
  California
    Laguana Hills          $  4,787     $ 1,798    $  5,981        $   409      $ 1,798     $   6,390     $  8,188    $   231
    Santa Ana(h)             11,932       6,985      18,581            834        6,985        19,415       26,400      4,895
    Santa Ana(h)                 --       1,488       5,764            813        1,488         6,577        8,065        299
    Covina                    1,310         558       1,466             19          569         1,485        2,054         12
    Diamond Bar               8,865       3,958       8,048            104        4,034         8,152       12,186         68
    San Dimas                 3,733       1,695       3,520             39        1,727         3,559        5,286         30
    West Covina               9,170       3,856       9,848            124        3,930         9,972       13,902         82
    San Dimas                 5,897       2,390       6,123             90        2,436         6,213        8,649         52
    San Dimas                 1,207         432       1,312             20          440         1,332        1,772         11
    Ontario                   6,700       2,273       5,626             68        2,316         5,694        8,010         47
    Ontario                   7,690       2,654       5,671             60        2,705         5,731        8,436         47
    San Dimas                 5,670       1,306       5,448             48        1,331         5,496        6,827         46
    Ontario                   1,830         322       2,232             24          326         2,256        2,582         18
    Ontario                   2,960         385       3,223             33          391         3,256        3,646         29
  Washington
    Burien(i)                14,914       1,419       7,176             20        1,419         7,196        8,615      1,040
    Burien                    3,336         956       4,836              5          956         4,841        5,797        701
    Everett(i)                   --       3,254       7,171             34        3,254         7,205       10,459      1,494
    Everett(i)                   --       3,181       6,994             18        3,181         7,012       10,193      1,449
    Kent(d)                      --       2,635      10,709            244        2,635        10,953       13,588        438
    Federal Way(d)(e)            --       2,876       9,646             64        2,895         9,710       12,605         21
  Oregon
    Beaverton                 7,310         970       9,180            372          970         9,552       10,522        893
                           --------     -------    --------        -------      -------     ---------     --------    -------
Total Multifamily            97,311      45,391     138,555          3,442       45,785       141,997      187,782     11,903
                           --------     -------    --------        -------      -------     ---------     --------    -------
Industrial Properties
  California
    Baldwin Park             11,975         999      27,878          7,344(f)     4,453        31,868       36,321      6,612
    Garden Grove(d)              --       4,230       4,564            230        4,230         4,794        9,024        189
    Ontario                   6,943       5,310      10,801             49        5,310        10,850       16,160        518
    Rancho Cucamonga(d)          --       1,610       8,196            268        1,610         8,464       10,074        471
    Rancho Cucamonga          1,000       1,666       3,367            110        1,666         3,477        5,143         95
    Vista(d)                     --       3,465       7,896            333        3,465         8,229       11,694        418
  Washington
    Seattle                   4,684       1,808       4,637            149        1,808         4,786        6,594      1,233
    Tukwila(e)               11,765       6,684      10,677            106        6,684        10,677       17,361         22
                           --------     -------    --------        -------      -------     ---------     --------    -------
Total Industrial             36,367      25,772      78,016          8,589       29,226        83,145      112,371      9,558
                           --------     -------    --------        -------      -------     ---------     --------    -------
Total Portfolio            $133,678     $71,163    $216,571        $12,031      $75,011      $225,142     $300,153    $21,461
                           ========     =======    ========        =======      =======     =========     ========    =======



                                                           Maximum
                                                        Life on Which
                                                       Depreciation in
                                                        Latest Income
                              Date of        Date       Statement is
Description                Construction    Acquired       Computed
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

Total Industrial

Total Portfolio

                                Schedule III
                                Page 2 of 2

                        PACIFIC GULF PROPERTIES INC.
                REAL ESTATE AND ACCUMULATED DEPRECIATION

                              December 31, 1995
                                  (in $000s)

                                                                                        1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------------
(a)     The changes in total real estate for the years ended December 31,
        1995, 1994, and 1993 are as follows:

        Balance at beginning of period                                                 $210,596        $106,601        $102,218
        Acquisition of Baldwin Park(f)                                                    7,228          28,877              --
        Acquisition of PGP Inland portfolio                                              73,718              --              --
        Other acquisitions and improvements(e)                                           32,717          75,500          15,323
        Sale of Texas multifamily portfolio(g)                                          (24,106)             --              --
        Reduction in carrying value of
                Predecessor's properties(c)                                                  --              --         (10,862)
        Other                                                                                              (382)            (78)
                                                                                        --------        -------         -------
        Balance at end of period                                                        $300,153        $210,596        $106,601
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