Form 10-Q
period 1996-06-30
PACIFIC GULF PROPERTIES INC
filed 1996-08-14
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _______

                        Commission File Number: 1-12546


                          PACIFIC GULF PROPERTIES INC.
             (Exact name of Registrant as specified in its Charter)


        MARYLAND                              33-0577520
 State of Incorporation       (I.R.S. Employer Identification No.)

                      363 SAN MIGUEL DRIVE NEWPORT BEACH,
                  CALIFORNIA 92660-7805 (Address of principal
                     executive offices, including zip code)

                                  714-721-2700
              (Registrant's telephone number, including area code)

            COMMON STOCK, PAR VALUE $.01 PER SHARE, 7,316,860 SHARES
                      WERE OUTSTANDING AS OF AUGUST 12, 1996

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


       Yes  X                                                     No ___

                          PACIFIC GULF PROPERTIES INC.
                                   FORM 10-Q

PART I:  FINANCIAL INFORMATION                                                               PAGE
Item 1.  Financial Statements

                                    INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995                1

         Consolidated Statements of Operations for the six-
             month periods ended June 30, 1996 and June 30, 1995                              2

         Consolidated Statements of Operations for the three-
             month periods ended June 30, 1996 and June 30, 1995                              3

         Consolidated Statements of Cash Flows for the six-
             month periods ended June 30, 1996 and June 30, 1995                              4

         Notes to Financial Statements                                                        5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                              7

PART II:         OTHER INFORMATION                                                           10

SIGNATURES                                                                                   11

                          PACIFIC GULF PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)


                                                            June 30, 1996               December 31, 1995
                                                            -------------               -----------------
                                                             (Unaudited)                    (Audited)
 ASSETS

 Real estate assets

          Land                                                $  96,327                         75,011

          Buildings                                             259,238                        225,142
                                                              ---------                      ---------

                                                                355,565                        300,153

          Accumulated Depreciation                              (25,133)                       (21,461)
                                                              ---------                      ---------
                                                                330,432                        278,692

 Cash and Cash equivalents                                       13,115                          2,847

 Accounts Receivable                                              1,168                            959

 Other Assets                                                     6,207                          6,093
                                                              ---------                      ---------
                                                              $ 350,922                      $ 288,591
                                                              =========                      =========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Mortgage notes payable                                       $ 138,114                      $ 133,678

 Revolving line of credit                                        38,644                         16,169

 Accounts payable and accrued liabilities                         7,351                          5,644

 Dividends Payable                                                2,928                          1,943

 Convertible subordinated debentures                             55,685                         55,659
                                                              ---------                      ---------
                                                                242,722                        213,093

 Minority interest in consolidated partnership                    3,518                          3,518

 Commitments and contingencies

 Shareholders' Equity

          Preferred shares, $.01 par value; 5,000,000
          shares authorized; no shares outstanding                   --                             --

          Common shares, $.01 par value;
          25,000,000 outstanding:
          7,316,860  (June 30,  1996) and
          4,856,937 (December 31, 1995)                              74                             49

          Excess shares, $.01 par value;
          30,000,000 shares authorized; no
          shares outstanding                                         --                             --

          Outstanding restricted stock                             (960)                          (669)

          Additional paid-in capital                            114,872                         77,979

          Distributions in excess of net earnings                (9,304)                        (5,379)
                                                              ---------                      ---------
                                                                104,682                         71,980
                                                              ---------                      ---------
                                                              $ 350,922                      $ 288,591
                                                              =========                      =========


See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands except share data)

                                  (UNAUDITED)

                                                                                  Six Months Ended June 30
                                                                                  ------------------------
                                                                                  1996                1995
                                                                                  ----                ----
 REVENUES

          Rental Income

                  Multifamily properties                                         14,301              10,824

                  Industrial properties                                           8,399               6,013
                                                                              ---------           ---------
                                                                              $  22,700           $  16,837
 EXPENSES

          Rental property expenses

                  Multifamily properties                                          5,693               4,613

                  Industrial properties                                           2,078               1,271
                                                                              ---------           ---------

                                                                                  7,771               5,884

          Depreciation                                                            3,805               2,788

          Interest (including amortization of debenture discount and
          financing costs of $599 and $447 respectively)                          8,831               6,152

          General and administrative                                              1,348                 940
                                                                              ---------           ---------
                                                                                 21,755              15,764
                                                                              ---------           ---------

 NET INCOME                                                                   $     945           $   1,073
                                                                              =========           =========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   5,263,212           4,804,392
                                                                              =========           =========
 NET INCOME PER COMMON SHARE                                                  $     .18           $     .22
                                                                              =========           =========

 DIVIDENDS DECLARED PER COMMON SHARE                                          $     .80           $     .78
                                                                              =========           =========




See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands except share data)

                                  (UNAUDITED)

                                                                    For The Three Months Ended June 30
                                                                    ----------------------------------

                                                                       1996                     1995
                                                                   -----------               ----------
 REVENUES
          Rental Income

                  Multifamily Properties                            $   7,250                $   5,359

                  Industrial Properties                                 4,614                    3,050
                                                                    ---------                ---------

                                                                       11,864                    8,409
 EXPENSES

          Rental property expenses

                  Multifamily properties                                2,907                    2,284

                  Industrial properties                                 1,130                      645
                                                                    ---------                ---------
                                                                        4,037                    2,929

          Depreciation                                                  1,969                    1,388

          Interest (including amortization of debenture
          discount and financing costs of $322 and $244
          respectively)                                                 4,505                    3,150

          General and administrative                                      701                      413
                                                                    ---------                ---------
                                                                       11,212                    7,880
                                                                    ---------                ---------

 NET INCOME                                                               652                      529
                                                                    =========                =========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         5,663,153                4,811,970
                                                                    =========                =========

 NET INCOME PER COMMON SHARE                                        $     .12                $     .11
                                                                    =========                =========
 DIVIDENDS DECLARED PER COMMON SHARE                                $     .40                $     .39
                                                                    =========                =========

See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (UNAUDITED)

                                                                            For The Six Months Ended June 30
                                                                          -----------------------------------
                                                                                1996                  1995
                                                                          ------------            -----------
 CASH FLOWS FROM OPERATING ACTIVITIES

          Net Income                                                          $    945               $  1,073

          Adjustments to reconcile net income to net cash provided by operating activities:

                  Depreciation                                                   3,805                  2,788

                  Amortization of debenture
                       discount and financing costs                                599                    447

                  Compensation recognized from restricted
                       stock issued to employees                                    61                     33

                  Net increase in certain other assets                            (983)                (1,780)

                  Net (decrease) increase in certain liabilities                 1,707                   (132)
                                                                              --------              ---------

          Net cash provided by operating activities                              6,134                  2,429
                                                                              --------              ---------
 CASH FLOWS FROM INVESTING ACTIVITIES

          Net additions to real estate assets                                  (55,412)                (8,378)
                                                                             ---------              ---------

 CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from revolving line of credit                                24,475                  8,100

          Proceeds from mortgage notes payable                                   8,000                 49,000

          Repayment of mortgage notes payable                                   (3,564)                (1,059)

          Repayment of revolving lines of credit                                (2,000)               (47,247)

          Issuance of common shares                                             36,521                      1

          Distributions paid                                                    (3,886)                (3,741)
                                                                             ---------              ---------
          Net cash provided by financing activities                             59,546                  5,054
                                                                             ---------              ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                      10,268                   (895)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,847                  3,515
                                                                             ---------              ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  13,115              $   2,620
                                                                             =========              =========

See accompanying notes.

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

2.       REAL ESTATE ACQUISITIONS

         The Company acquired nine industrial properties in conjunction with proceeds received from a public offering, including one industrial property acquired subsequent to June 1996. See Note 3. In March 1996, the Company acquired an industrial property with approximately 189,000 leasable square feet located in Garden Grove, California for approximately $6,800,000.

3.       SHAREHOLDERS' EQUITY

         On May 30, 1996, the Company received net proceeds of approximately $30.1 million from a public offering of 2,015,581 shares of its common stock at $16.375 per share. On June 12, 1996 the Company received net proceeds of $6.3 million upon the exercise of the underwriters' overallotment option of 420,000 shares.

         As previously announced and more fully described in the Company's Prospectus Supplement dated May 23, 1996, relating to the offering, proceeds from the offering have been used to purchase nine industrial properties ("Acquisition Properties") located primarily in Southern California consisting of 1,351,658 leasable square feet. As of June 30, 1996, the Company has completed eight of the nine property acquisitions. The Company completed the remaining acquisition on July 3, 1996.

         In addition to the proceeds from the offering, the Company has utilized its line of credit from Bank of America to provide $19.5 million of funds necessary to close the purchase of the Acquisition Properties.

         The following table provides certain information on the Acquisition Properties at the time of closing:

                                                                         (IN 000'S)
                                                           DATE OF        PURCHASE
               PROPERTY                                  ACQUISITION      PRICE (1)                         SELLER
               ----------------------------            --------------    -----------   ---------------------------------------------
               Eden Landing Commerce Park                 June 6, 1996     $7,250(2)   Eden Landing Associates

               San Marcos Commerce Center                June 24, 1996      2,660      550 Associates

               Bay San Marcos Industrial Center           June 6, 1996      4,653      Bay San Marcos Limited Partnership

               Escondido Business Center                  June 6, 1996     10,347      Escondido Business Center Limited Partnership

               Bell Ranch Industrial park                June 12, 1996      3,700      Minoo/Pakravan

               La Mirada Business Center                  June 6, 1996      3,550      Wells Fargo Bank

               Pacific Park                              June 12, 1996      6,850      SCTF Pacific Park II, Inc.

               North County Business Park                June 11, 1996      6,300      Value Property Trust
                                                                            -----

               Completed Acquisitions                                      45,310

               Riverview Industrial Park                  July 3, 1996      6,375      The Mutual Life Insurance Company of New York
                                                                            -----
               Total Acquisitions                                         $51,685
                                                                          =======


(1)      Excludes closing and preacquisition costs.

(2) Purchase price as stated in the previously filed Registration Statement did not reflect price concessions negotiated at close of escrow.

         During June, 1996, the Company issued 21,000 shares of restricted stock to employees. Under the restricted stock program, the shares will vest over seven years. The value of the shares totaling $351,750 is being expensed over the vesting period with the unamortized portion reflected as outstanding restricted stock in the shareholders' equity section. At the time the shares were issued, the market price of the stock was $16.75.

         During the six months ended June 1996, 926 shares were purchased through the Company's Dividend Reinvestment Program.

         During the quarter ended March 31, 1996, debentures with an aggregate face value of approximately $45,000 were converted into 2,416 shares of common stock.

4.       PER COMMON SHARE DATA

         Per common share amounts are calculated based upon weighted average common shares outstanding and common share equivalents of 5,263,212 and 4,811,970 for the six months ended June 30, 1996 and 1995, respectively. Common stock equivalents include stock options which are considered dilutive for the purposes of computing primary earnings per share.

         As of June 30, 1996 the principal balance of convertible subordinated debentures outstanding (before debenture discounts) was $56,506,000. If fully converted, the debentures, convertible at a rate of 53,6986 shares per $1,000 of principal amount, would require the issuance of an additional 3,034,294 shares. If fully converted, the net income attributable to each common share would not be diluted.

5.       DISTRIBUTIONS

         On June 12, 1996, the Company declared its quarterly distribution covering shares outstanding at June 30, 1996. The distribution of $.40 per share was calculated based on an estimated annual distribution of $1.60. The distribution was paid on July 12, 1996 to holders of record on July 1, 1996.

6.       INTEREST

         Interest consists of the following at June 30:


                                                                                  1996                  1995
                                                                                  ----                  ----
          Interest Expense                                                      $8,232,000            $5,705,000

          Amortization
                  Debenture discount and costs                                     285,000               278,000

                  Costs related to financing assumed from Predecessor
                      and line of credit costs                                     184,000               141,000

                  Long-term financing costs                                        130,000                28,000
                                                                                ----------            ----------

                                                                                $8,831,000            $6,152,000
                                                                                ==========            ==========

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the six months ended June 30, 1996 and 1995, together with liquidity and capital resources as of June 30, 1996.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

Multifamily rental income increased by $3,477,000, or 32%, from $10,824,000 in 1995 to $14,301,000 in 1996. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995 offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995 and by an increase in occupancies. Industrial rental income increased by $2,386,000, or 40%, from $6,013,000 in 1995 to $8,399,000 in 1996. This increase was primarily attributable to the recent acquisition of two industrial parks containing approximately 665,000 square feet of space. As a result of these changes, total revenues increased by $5,863,000, or 35%, from $16,837,000 in 1995 to $22,700,000 in 1996.

Multifamily rental income for the six months ended June 30, 1996 totaled $14,301,000 and included $6,339,000 related to twelve multifamily properties acquired during the third quarter of 1995.

Industrial rental income for the six months ended June 30, 1996 totaled $8,399,000 and included $2,400,000 related to the recent acquisition of ten industrial parks.

Multifamily rental property expenses increased by $1,080,000, or 23%, from $4,613,000 in 1995 to $5,693,000 in 1996. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995. Industrial rental property expenses increased by $807,000, or 63%, from $1,271,000 in 1995 to $2,078,000 in 1996. This increase was primarily attributable to the recent acquisition of eleven industrial parks.

Multifamily rental property expenses for the six months ended June 30, 1996 totaled $5,693,000 and included $2,557,000 related to twelve multifamily properties acquired during the third quarter of 1995.

Industrial rental property expenses for the six months ended June 30, 1996 totaled $2,078,000 and included $783,000 related to the acquisition of ten industrial parks, eight of which were acquired in June 1996.

Total depreciation increased by $1,017,000, or 36%, from $2,788,000 in 1995 to $3,805,000 in 1996. This increase was primarily attributable to additional depreciation relating to the acquisition of twelve multifamily properties in late 1995, eleven recently acquired industrial parks, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of financing costs) increased by $2,679,000, or 44%, from $6,152,000 in 1995 to $8,831,000 in 1996. This increase was attributable to increased borrowings outstanding during 1996, as compared to 1995, pursuant to new borrowings of $83,017,000 relating to the acquisition of twelve multifamily properties and recent acquisitions of ten industrial parks.

General and administrative expenses increased by $408,000, or 43%, from $940,000 in 1995 to $1,348,000 in 1996. This increase was primarily attributable to personnel increases related to acquisitions made during the second half of 1995 and in 1996, and to the accrual of estimated bonuses in 1996 (no similar accrual was made in 1995).

For the six months ended June 30, 1996, the Company generated net income of $945,000 compared to net income of $1,073,000 in 1995. These results are attributable to the foregoing.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995

Multifamily rental income increased by $1,891,000 or 35%, from $5,359,000 in 1995 to $7,250,000 in 1996. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995 offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995 and an increase in occupancies. Industrial rental income increased by $1,564,000 or 51%, from $3,050,000 in 1995 to $4,614,000 in 1996. This increase was primarily attributable to the recent acquisition of two industrial parks containing approximately 665,000 square feet of space. As a result of these changes, total revenues increased by $3,455,000, or 41%, from $8,409,000 in 1995 to $11,864,000 in 1996.

Multifamily rental income for the three months ended June 30, 1996 totaled $7,250,000 and included $2,682,000 related to twelve multifamily properties acquired during the third quarter of 1995.

Industrial rental income for the three months ended June 30, 1996 totaled $4,614,000 and included $1,563,000 related to the recent acquisition of ten industrial parks.

Multifamily rental property expenses increased by $623,000, or 27%, from $2,284,000 in 1995 to $2,907,000 in 1996. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,735 apartment units in 1995. Industrial rental property expenses increased $485,000, or 75%, from $645,000 in 1995 to $1,130,000 in 1996. This increase was primarily attributable to the recent acquisition of eleven industrial parks.

Multifamily rental property expenses for the three months ended June 30, 1996 totaled $2,907,000 and included $1,322,000 related to twelve multifamily properties acquired during the third quarter of 1995.

Industrial rental property expenses for the three months ended June 30, 1996 totaled $1,130,000 and included $500,000 related to the recent acquisition of ten industrial parks, eight of which were acquired in June 1996.

Total depreciation (including amortization of financing costs) increased by $581,000, or 42%, from $1,388,000 in 1995 to $1,969,000 in 1996. This increase was primarily attributable to additional depreciation relating to the acquisition of twelve multifamily properties in late 1995, eleven recently acquired industrial parks, and capital improvements made to rehabilitate existing properties.

Interest expense increased by $1,355,000, or 43%, from $3,150,000 in 1995 to $4,505,000 in 1996. This increase was primarily attributable to increased borrowings outstanding during 1996, as compared to 1995, pursuant to new borrowings of $83,017,000 relating to the acquisition of twelve multifamily properties and recent acquisitions of ten industrial parks.

General and administrative expenses increased by $288,000, or 70%, from $413,000 in 1995 to $701,000 in 1996. This increase was primarily attributable to personnel increases related to acquisitions made during the second half of 1995 and in 1996, and to the accrual of estimated bonuses in 1996 (no similar accrual was made in 1995 during the corresponding period).

For the three months ended June 30, 1996, the Company generated net income of $652,000 compared to net income of $529,000 in 1995. These results are attributable to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $13,115,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital and, if necessary, funding from the Company's revolving line of credit. The Company has a secured revolving line of credit from Bank of America for a maximum amount of $68,000,000 which expires in July, 1998. As of June 30, 1996, the Company had borrowed $38,644,000 under the revolving line of credit.

The information in the immediately preceding paragraph is forward looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of and costs associated with the Company's acquisitions, the actual capital expenditures associated therewith, and the strength of the local economies of the submarkets in which the Company operates. Higher than expected acquisition, rental and/or rehabilitation costs, delays in the rehabilitation of properties, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

During the first quarter of 1996, the Company borrowed $8,000,000 from a life insurance company for a ten-year term at an interest rate of 7.3%. This loan is secured by a 304-unit apartment community located in Kent, Washington. The proceeds of this loan were used, in part, to acquire a 189,526 square foot industrial park located in Garden Grove, California.

In March 1996, the Company extended four letters of credit which secure a portion of the Company's tax-exempt mortgage debt to December 31, 1996.

On May 30, 1996, the Company modified its existing line of credit agreement with Bank of America. The modification included expanding the total facility to a maximum amount of $68,000,000, to extend the term until July, 1998 and to revise certain covenant provisions. In conjunction with this modification, the Company executed an unsecured short-term line of credit with Bank of America (the "Bank") which will provide up to $33 million for the Company for the acquisition of properties. $19.5 million was used together with the proceeds of this Offering to acquire the Acquisition Properties. The acquisition facility has a term of up to five months, at which time the Acquisition Properties will be added to the Company's existing line of credit collateral pool.

PART II:         OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held May 8, 1996, for the purpose of electing two members to the Board of Directors and to approve an amendment to the Company's 1993 Share Option Plan to increase the aggregate number of Common Shares authorized for issuance under such plan by 350,000 shares to 700,000 shares. Present in person and represented by proxy were 3,923,948 shares.

         Managements nominees for directors as listed in the proxy statement were elected with the following vote:

                                       Shares Voted      Shares
                                           "For"       "Withheld"
                                       ------------    ----------
         Steward W. Bowie                3,900,639       23,309
         Royce B. McKinley               3,900,639       23,309

         Continuing directors are as follows:

         Glenn L. Carpenter
         Keith Benken
         Peter L. Eppurga
         John F. Kooken
         Robert E. Morgan

         The amendment to increase the aggregate number of Common Shares authorized for issuance under the Company's 1993 Stock Option Plan by 350,000 shares to 400,000 shares was approved with the following vote:


         Shares Voted    Shares Voted    Shares Voted
            "For"         "Against"      "Abstained"     Non-votes
         ------------    ------------    ------------    ---------
           2,341,337        109,261         44,464       1,428,885


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27.  Financial Data Schedule

(b)      Reports on Form 8-K

         During the quarter ended June 30, 1996, the Company filed a report on Form 8-K dated June 12, 1996 describing under Item 3 the offering and purchase of nine industrial properties consisting of 1,351,658 leasable square feet.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.



   /s/ Glenn L. Carpenter                         /s/ Donald G. Herrman
- ------------------------------------          -------------------------------------
Glenn L. Carpenter                            Donald G. Herrman
Chairman and chief Executive Officer          Chief Financial Officer and Secretary

DATED:         August 13, 1996
      --------------------------