Form 10-Q
period 1996-09-30
PACIFIC GULF PROPERTIES INC
filed 1996-11-13
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                for the quarterly period ended September 30, 1996


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


            COMMON STOCK, PAR VALUE $.01 PER SHARE, 7,317,915 SHARES
                    WERE OUTSTANDING AS OF NOVEMBER 12, 1996

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


                          Yes  X                No
                             ----                  ----

                          PACIFIC GULF PROPERTIES INC.
                                   FORM 10-Q



                                                                                           PAGE
                                                                                           ----
PART I:           FINANCIAL INFORMATION

Item 1.           Financial Statements

                                    INDEX TO FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of September 30, 1996 and
                           December 31, 1995                                                 1

                  Consolidated Statements of Operations for the Nine-
                       Month periods ended September 30, 1996 and September 30, 1995         2

                  Consolidated Statements of Operations for the Three-
                       Month periods ended September 30, 1996 and September 30, 1995         3

                  Consolidated Statements of Cash Flows for the Nine-
                       Month periods ended September 30, 1996 and September 30, 1995         4

                  Notes to Financial Statements                                              5

Item 2.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                   7

PART II:          OTHER INFORMATION                                                         10

SIGNATURES                                                                                  11

                          PACIFIC GULF PROPERTIES INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)

                                                September 30, 1996   December 31, 1995
                                                ------------------   -----------------
                                                   (Unaudited)           (Audited)

ASSETS
Real estate assets
         Land                                       $ 109,505           $  75,011
         Buildings                                    256,586             225,142
                                                    ---------           ---------
                                                      366,091             300,153
         Accumulated depreciation                     (26,634)            (21,461)
                                                    ---------           ---------
                                                      339,457             278,692
Cash and cash equivalents                               2,631               2,847
Accounts receivable                                     1,114                 959
Other assets                                            6,489               6,093
                                                    ---------           ---------
                                                      349,691             288,591
                                                    =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                              $ 137,774           $ 133,678
Revolving line of credit                               39,244              16,169
Accounts payable and accrued liabilities                7,340               5,644
Dividends payable                                       2,928               1,943
Convertible subordinated debentures                    55,722              55,659
                                                    ---------           ---------
                                                      243,008             213,093
Minority interest in consolidated
         partnership                                    3,518               3,518
Commitments and contingencies                              --                  --
Shareholders' equity
         Preferred shares, $.01 par value;
         5,000,000 shares authorized; no
         shares outstanding                                --                  --
         Common shares, $.01 par value;
         25,000,000 outstanding; 7,317,403
         (September 30, 1996) and
         4,856,937 (December 31, 1995)                     74                  49
         Excess shares, $.01 par value;
         30,000,000 shares authorized; no
         shares outstanding                                --                  --
         Additional paid-in capital                   114,877              77,979
         Outstanding restricted stock                    (918)               (669)
         Distributions in excess of net
         earnings                                     (10,868)             (5,379)
                                                    ---------           ---------
                                                      103,165              71,980
                                                    ---------           ---------
                                                    $ 349,691           $ 288,591
                                                    =========           =========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands except share data)

                                   (UNAUDITED)


                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                      1996                1995
                                                      ----                ----
REVENUES

Rental income

         Multifamily properties                    $   21,673          $   17,437

         Industrial properties                         14,469               8.943
                                                   ----------          ----------

                                                       36,142              26,380
                                                   ----------          ----------
EXPENSES
Rental property expenses

         Multifamily properties                         8,527               7,254

         Industrial properties                          3,791               1,903
                                                   ----------          ----------

                                                       12,318               9,157
Depreciation                                            5,921               4,360
Interest (including amortization of
debenture discount and financing
costs of $924 and $725 respectively)                   13,613               9,881
General and administrative                              2,056               1,544
                                                   ----------          ----------
                                                       33,908              24,942
                                                   ----------          ----------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE               2,234               1,438
Gain on sale of real estate                                74                  --
                                                   ----------          ----------
NET INCOME                                         $    2,308          $    1,438
                                                   ==========          ==========

WEIGHTED AVERAGE COMMON SHARES                      5,955,680           4,821,957
                                                   ==========          ==========
NET INCOME PER COMMON SHARE                        $      .39          $      .30
                                                   ==========          ==========
DIVIDENDS DECLARED PER COMMON SHARE                $     1.20          $     1.17
                                                   ==========          ==========



See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands except share data)

                                   (UNAUDITED)


                                                  Three Months Ended September 30
                                                  -------------------------------
                                                       1996               1995
                                                       ----               ----
REVENUES

Rental income
         Multifamily properties                    $    7,372          $    6,614

         Industrial properties                          6,071               2,930
                                                   ----------          ----------
                                                       13,443               9,544
                                                   ----------          ----------
EXPENSES

Rental property expenses

         Multifamily properties                         2,834               2,641

         Industrial properties                          1,714                 632
                                                   ----------          ----------
                                                        4,548               3,273
Depreciation                                            2,116               1,573

Interest (including amortization of
debenture discount and financing costs of
$325 and $277 respectively)                             4,782               3,728

General and administrative                                708                 604
                                                   ----------          ----------
                                                       12,154               9,178
                                                   ----------          ----------
INCOME BEFORE GAIN ON SALE OF REAL ESTATE               1,289                 366

Gain on sale of real estate                                74                  --
                                                   ----------          ----------
NET INCOME                                              1,363                 366
                                                   ==========          ==========

WEIGHTED AVERAGE COMMON SHARES                      7,323,936           4,856,515
                                                   ==========          ==========
NET INCOME PER COMMON SHARE                        $      .19          $      .08
                                                   ==========          ==========
DIVIDENDS DECLARED PER COMMON SHARE                $      .40          $      .39
                                                   ==========          ==========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (UNAUDITED)


                                                         Nine Months Ended September 30
                                                         ------------------------------
                                                              1996                1995
                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                        $  2,308           $   1,438
         Adjustments to reconcile net income to
         net cash provided by operating
         activities:

                  Depreciation                                5,921               4,360

                  Amortization of debenture
                  discount and financing costs                  924                 725

                  Gain on sale of real estate                   (74)                 --

                  Compensation expense recognized
                  from restricted stock issued to
                  employees                                     102                  53

                  Net increase in certain other
                  assets                                     (1,525)             (2,615)

                  Net increase in certain
                  liabilities                                 1,697                 537
                                                           --------           ---------
         Net cash provided by operating
         activities                                           9,353               4,498
                                                           --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES

         Net disposals of real estate assets                  7,695                  --

         Net additions to real estate assets                (74,163)            (81,295)
                                                           --------           ---------
         Net cash provided by investing
         activities                                         (66,468)            (81,295)
                                                           --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from mortgage notes payable                 8,000             116,114

         Proceeds from revolving line of credit              28,075              21,100

         Repayment of mortgage notes payable                 (3,904)             (9,784)

         Repayment of revolving lines of credit              (5,000)            (47,247)

         Issuance of common shares                           36,540                   1

         Net increase in minority interest in
         consolidated partnership                                --              3,518

         Distributions paid                                  (6,812)             (5,636)
                                                           --------           ---------
         Net cash provided by financing
         activities                                          56,899              78,066
                                                           --------           ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (216)              1,269

CASH AND CASH EQUIVALENTS AT BEGINNING OF
         PERIOD                                               2,847               3,515
                                                           --------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  2,631           $   4,784
                                                           ========           =========

See accompanying notes

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         Pacific Gulf Properties Inc. was incorporated in Maryland and operates as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of Pacific Gulf Properties Inc. (the "Company") and its consolidated partnership, PGP Inland Communities, L.P. (the "Partnership"). The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the current year presentations. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.       REAL ESTATE ACQUISITIONS AND DISPOSITIONS

         In August of 1996, the Company acquired an industrial property with approximately 327,000 leasable square feet located in the City of Industry, California for approximately $8,750,000. The Company also acquired 4.6 acres of land in Rancho Santa Margarita, California for approximately $1,606,000, on which the Company is planning to develop a 166 unit senior housing apartment community. In June and July 1996, the Company used, among other financing sources, the proceeds from a public offering to acquire nine industrial properties (the "Acquisition Properties") containing approximately 1,352,000 leasable square feet. In March 1996, the Company acquired an industrial park with approximately 189,000 leasable square feet located in Garden Grove, California for approximately $6,800,000.

         In August of 1996, the Company sold 14.32 acres of land and a 55,656 square foot industrial building located in Baldwin Park, California to an existing tenant for aggregate consideration of $7,695,000 under the terms of an option to purchase contained in the original leases. The sale generated a gain on sale of $74,000.

3.       CONVERTIBLE SUBORDINATED DEBENTURES

         As of September 30, 1996, the aggregate principal amount of convertible subordinated debentures outstanding (before debenture discounts) was $56,506,000. The debentures, which are convertible into common stock at a rate of 53.6986 common shares per $1,000 of principal amount of debentures. Conversion of all the outstanding debentures would require the issuance of an additional 3,034,293 shares of common stock. (If the debentures were fully converted, the net income attributable to each common share would not be diluted.)

         On November 8, 1996, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission offering to exchange up to all of its outstanding 8.375% Convertible Subordinated Debentures which are due 2001, for not more than 58 nor less than 54 shares of common stock for each $1,000 principal amount of debentures.

4.       SHAREHOLDERS' EQUITY

         On May 30, 1996, the Company received net proceeds of approximately $30.1 million from a public offering of 2,015,581 shares of its common stock at $16.375 per share. On June 12, 1996 the Company received additional net proceeds of approximately $6.5 million related to such offering upon the exercise of the underwriters' overallotment option to purchase an additional 420,000 common shares. Proceeds from the May 1996 public offering and overallotment, together with borrowings approximating $28.0 million under the Company's revolving line of credit, have been used to acquire the properties described in Note 2.

         In June 1996, the Company issued 21,000 shares of restricted stock to employees. Under the restricted stock program, the shares will vest over seven years. The aggregate value of the shares on the date of grant, was $351,750 and such amount is being expensed over the vesting period with the unamortized portion reflected as outstanding restricted stock in the shareholders' equity section. At the time the restricted shares were issued, the market price of the common stock was $16.75.

         During the nine months ended September, 1996, 1,469 shares of common stock were issued through the Company's Dividend Reinvestment Program.

         During the quarter ended March 31, 1996, debentures with an aggregate face value of approximately $45,000 were converted into 2,416 shares of common stock.

5.       PER COMMON SHARE DATA

         Per common share amounts are calculated based upon weighted average common shares outstanding and common share equivalents of 5,955,680 and 4,821,957 for the nine months ended September 30, 1996 and 1995, respectively and 7,323,936 and 4,856,515 for the three months ended September 30, 1996 and 1995, respectively. Common share equivalents include stock options which are considered dilutive for the purposes of computing primary earnings per share.

6.       DISTRIBUTIONS

         On September 12, 1996, the Company declared its quarterly distribution covering shares outstanding at September 30, 1996. The distribution of $.40 per common share was calculated based on an estimated annual distribution of $1.60. The distribution was paid on October 11, 1996 to holders of record on October 2, 1996.

7.       INTEREST

         Interest incurred for the nine months ended September 30 consists of the following:


                                                                              1996                 1995
                                                                              ----                 ----

                 Interest                                                  $12,689,000          $9,156,000

                 Amortization:

                          Debenture discount and costs                         429,000             417,000

                          Costs related to financing assumed from
                          the Company's Predecessor and line of
                          credit costs                                         296,000             222,000

                          Long-term financing costs                            199,000              86,000
                                                                           -----------          ----------
                                                                           $13,613,000          $9,881,000
                                                                           ===========          ==========

PACIFIC GULF PROPERTIES INC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the nine months ended September 30, 1996 and 1995, together with liquidity and capital resources as of September 30, 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Multifamily rental income increased by $4,236,000, or 24%, from $17,437,000 in 1995 to $21,673,000 in 1996. This increase was primarily attributable to an increase in occupancies and to the acquisition of twelve multifamily properties containing 1,736 apartment units during the third quarter of 1995 offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995. Industrial rental income increased by $5,526,000, or 62%, from $8,943,000 in 1995 to $14,469,000 in 1996. This increase was primarily attributable to the recent acquisition of twelve industrial parks containing approximately 2,343,000 of leasable square feet of space. As a result of these changes, total revenues increased by $9,762,000, or 37%, from $26,380,000 in 1995 to $36,142,000 in 1996.

Multifamily rental income for the nine months ended September 30, 1996 totaled $21,673,000 and included $9,523,000 related to twelve multifamily properties acquired during the third quarter of 1995.

Industrial rental income for the nine months ended September 30, 1996 totaled $14,469,000 and included $5,564,000 related to the recent acquisition of twelve industrial parks, eight of which were acquired in June 1996.

Multifamily rental property expenses increased by $1,273,000, or 18%, from $7,254,000 in 1995 to $8,527,000 in 1996. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995 offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995. Industrial rental property expenses increased by $1,888,000, or 99%, from $1,903,000 in 1995 to $3,791,000 in 1996. This increase was primarily attributable to the recent acquisition of twelve industrial parks.

Multifamily rental property expenses for the nine months ended September 30, 1996 totaled $8,527,000 and included $4,167,000 related to eleven multifamily properties acquired during the third quarter of 1995, and one property acquired during the fourth quarter of 1995.

Industrial rental property expenses for the nine months ended September 30, 1996 totaled $3,791,000 and included $1,822,000 related to the acquisition of the twelve industrial parks referred to above.

Total depreciation increased by $1,561,000, or 36%, from $4,360,000 in 1995 to $5,921,000 in 1996. This increase was primarily attributable to additional depreciation relating to the acquisition of twelve multifamily properties in late 1995, eleven recently acquired industrial parks, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $3,732,000, or 38%, from $9,881,000 in 1995 to $13,613,000 in 1996. This increase was attributable to increased borrowings outstanding during 1996, as compared to 1995, including new borrowings of $86,118,000 relating to the acquisitions referred to above.

General and administrative expenses increased by $512,000, or 33%, from $1,544,000 in 1995 to $2,056,000 in 1996. This increase was primarily attributable to personnel increases related to acquisitions, and to the accrual of estimated bonuses in 1996 (no similar accrual was made in 1995).

For the nine months ended September 30, 1996, the Company generated net income of $2,308,000 compared to net income of $1,438,000 in 1995. These results are attributable to a $74,000 gain from sale of real estate discussed at Note 2 and the foregoing.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Multifamily rental income increased by $758,000, or 11%, from $6,614,000 in 1995 to $7,372,000 in 1996. This increase was primarily attributable to an increase in occupancies, rental rates and to the acquisition of twelve multifamily properties containing 1,736 apartment units during the third quarter of 1995 offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995. Industrial rental income increased by $3,141,000, or 107%, from $2,930,000 in 1995 to $6,071,000 in 1996.
This increase was primarily attributable to the recent acquisition of twelve industrial parks containing approximately 2,343,000 square feet of space. As a result of these changes, total revenues increased by $3,899,000, or 41%, from $9,544,000 in 1995 to $13,443,000 in 1996.

Multifamily rental income for the three months ended September 30, 1996 totaled $7,372,000 and included $3,183,000 related to twelve multifamily properties acquired during the third and fourth quarters of 1995.

Industrial rental income for the three months ended September 30, 1996 totaled $6,071,000 and included $3,163,000 related to the recent acquisition of twelve industrial parks.

Multifamily rental property expenses increased by $193,000, or 7%, from $2,641,000 in 1995 to $2,834,000 in 1996. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,736 apartment units during the third quarter of 1995. Industrial rental property expenses increased $1,082,000, or 171%, from $632,000 in 1995 to $1,714,000 in 1996. This increase was primarily attributable to the recent acquisition of twelve industrial parks.

Multifamily rental property expenses for the three months ended September 30, 1996 totaled $2,834,000 and included $1,297,000 related to twelve multifamily properties acquired during the third quarter of 1995.

Industrial rental property expenses for the three months ended September 30, 1996 totaled $1,714,000 and included $1,039,000 related to the recent acquisition of twelve industrial parks, eight of which were acquired in June, 1996.

Total depreciation increased by $543,000, or 35%, from $1,573,000 in 1995 to $2,116,000 in 1996. This increase was primarily attributable to additional depreciation relating to the acquisition of twelve multifamily properties in late 1995, twelve recently acquired industrial parks, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $1,054,000, or 28%, from $3,728,000 in 1995 to $4,782,000 in
1996. This increase was primarily attributable to increased borrowings outstanding during 1996, as compared to 1995, including net borrowings of $86,118,000 relating primarily to the acquisitions referred to above.

General and administrative expenses increased by $104,000, or 17%, from $604,000 in 1995 to $708,000 in 1996. This increase was primarily attributable to personnel increases related to acquisitions made during the second half of 1995 and in 1996, and to the accrual of estimated bonuses in 1996 (no similar accrual was made in 1995 during the corresponding period).

For the three months ended September 30, 1996, the Company generated net income of $1,363,000 compared to net income of $366,000 in 1995. These results are attributable to a $74,000 gain from sale of real estate discussed at Note 2 and the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had $2,631,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital and, if necessary, funding from the Company's revolving line of credit. The Company has a secured revolving line of credit from Bank of America (the "Bank") for a maximum amount of $65,000,000 which expires in July, 1998. As of September 30, 1996, the Company had borrowed $39,244,000 under the revolving line of credit.

On October 3, 1996, the Company borrowed $16,900,000 from a life insurance company for a 14-year term at an interest rate of 8%. These loans, the proceeds of which were used to pay down $16.5 million on the Company's revolving line of credit, are secured by three industrial parks totaling 905,000 square feet located in Southern California.

On May 30, 1996, the Company modified its existing line of credit agreement with the Bank. The modification included expanding the total facility to a maximum amount of $68,000,000, extending the term until July 1998 and revising certain covenant provisions. In conjunction with this modification, the Company executed a $33,000,000 unsecured short-term line of credit with the Bank which provided $19.5 million which was used to acquire the Acquisition Properties. Subsequent to June 1996, this unsecured short-term facility expired, and the remaining loan balance was incorporated into the existing secured line of credit and the maximum amount of the line was reduced from $68,000,000 to $65,000,000.

During the first quarter of 1996, the Company borrowed $8,000,000 from a life insurance company for a ten-year term at an interest rate of 7.3%. This loan is secured by a 304-unit apartment community located in Kent, Washington. The proceeds of this loan were used, in part, to acquire a 189,000 square foot industrial park located in Garden Grove, California.

In March 1996, the Company extended four letters of credit which secure a portion of the Company's tax-exempt mortgage debt to December 31, 1996.

The immediately preceding paragraphs contain forward looking information involving risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of and costs associated with the Company's acquisitions, the actual capital expenditures associated therewith, and the strength of the local economies of the submarkets in which the Company operates. Higher than expected acquisition, rental and/or rehabilitation costs, delays in the rehabilitation of properties, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

PART II:          OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES

         The Company filed a registration statement on Form S-4, as amended on November 8, 1996 describing under Item 3 the offer (the "Exchange Offer") to exchange no more than 58 and no less than 54 shares of common stock for each $1,000 principal amount of its outstanding 8.375% Convertible Subordinated Debentures due 2001 (the "Debentures"). The Debentures are currently convertible, outside of the Exchange Offer into 53.6986 shares of Common Stock. The Exchange Offer will expire, unless extended, at 5:00 p.m., Eastern Standard Time, on December 10, 1996.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.


/s/ GLENN L. CARPENTER                     /s/ DONALD G. HERRMAN
------------------------------------       -------------------------------------
Glenn L. Carpenter                         Donald G. Herrman
Chairman and Chief Executive Officer       Chief Financial Officer and Secretary


DATED:     November 13, 1996
      --------------------------