Form 10-K
period 1996-12-31
PACIFIC GULF PROPERTIES INC
filed 1997-03-18
CIK 912597

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                         COMMISSION FILE NUMBER 1-12546

                          PACIFIC GULF PROPERTIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   MARYLAND                                                    33-0577520
       (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)                                            92660

363 SAN MIGUEL DRIVE, NEWPORT BEACH, CALIFORNIA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 721-2700
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
             TITLE OF SECURITY                               ON WHICH REGISTERED
--------------------------------------------     --------------------------------------------
Common Stock, $0.01 par value 8.375%                       New York Stock Exchange
  Convertible Subordinated Debentures due                  American Stock Exchange
  2001

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 3, 1997 was approximately $268,276,888.

     On March 3, 1997, the registrant had 12,058,273 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
  Item 1.    Business..................................................................    2
  Item 2.    Properties................................................................   12
  Item 3     Legal Proceedings.........................................................   12
  Item 4.    Submission of Matters to a Vote of Security Holders.......................   12

PART II
  Item 5.    Market for the Company's Common Equity and Related Stockholder Matters....   13
  Item 6.    Selected Financial and Operating Data.....................................   14
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations..............................................................   16
  Item 8.    Financial Statements and Supplementary Data...............................   21
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..............................................................   21

PART III
  Item 10.   Directors and Management..................................................   22
  Item 11.   Executive Compensation....................................................   25
  Item 12.   Security Ownership of Certain Beneficial Owners and Management............   29
  Item 13.   Certain Relationships and Related Transactions............................   31

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on form 8-K...........   31

                                     PART I

                                ITEM 1. BUSINESS

     Pacific Gulf Properties Inc. (together with its consolidated operating partnership, PGP Inland Communities, L.P., collectively the "Company") was incorporated in August 1993 in the State of Maryland and completed its initial public offerings on February 18, 1994 (the "Offerings"). Prior to February 18, 1994, the Company was a wholly-owned subsidiary of Santa Anita Realty Enterprises, Inc. ("Realty"). Its executive offices are located at 363 San Miguel Drive, Newport Beach, California 92660-7805.

     The Company operates as a self-administered and self-managed equity real estate investment trust (a "REIT") which owns, operates, leases, acquires, rehabilitates and develops industrial and multifamily properties located in California and the Pacific Northwest.

     At December 31, 1996, the Company's portfolio consisted of 21 industrial properties, containing an aggregate of 4,573,000 leasable square feet (the "Industrial Properties") and 22 multifamily properties containing 4,110 apartment units (the "Multifamily Properties", and collectively with the Industrial Properties, the "Properties"). In addition, during 1996 the Company began extensive rehabilitation of an industrial property consisting of approximately 327,000 square feet and development of an active senior apartment community consisting of 166 units.

     The following table presents information on the composition of the Company's operating properties based on the net book value at December 31, 1996:

                                                                               PERCENTAGE OF
                                                               NUMBER OF        REAL ESTATE
                           PROPERTY TYPE                       PROPERTIES          ASSETS
        ----------------------------------------------------  ------------     --------------
        Industrial..........................................       21                49%
        Multifamily.........................................       22                51%
                                                                   --                ---
                  Total.....................................       43               100%
                                                                   ==               ===

                        GEOGRAPHIC LOCATION
        ----------------------------------------------------
        California..........................................       32                74%
        Pacific Northwest...................................       11                26%
                                                                   --               ---
                  Total.....................................       43               100%
                                                                   ==                ===

                         SUMMARY FINANCIAL INFORMATION

     The following table and footnotes set forth summary financial information with respect to the Company from February 18, 1994, the date of the Offerings, and for the combined historical operations of the multifamily and industrial operations acquired from Realty (the "Predecessor Multifamily and Industrial Operations") prior to that date:

                                                         YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                          1996          1995      1994(a)       1993        1992
                                        --------      --------    --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Rental income:
  Multifamily properties..............  $ 29,104      $ 24,898    $ 18,937    $ 15,150    $ 10,768
  Industrial properties...............    20,783        12,193       7,207       1,002         885
                                        --------      --------    --------    --------    --------
                                        $ 49,887      $ 37,091    $ 26,144    $ 16,152    $ 11,653
                                        --------      --------    --------    --------    --------
Expenses:
Rental property expenses:
  Multifamily properties..............    11,554        10,215       8,835       7,261       4,639
  Industrial properties...............     5,308         2,567       1,541         245         206
                                        --------      --------    --------    --------    --------
                                          16,862        12,782      10,376       7,506       4,845
                                        --------      --------    --------    --------    --------
Income (loss) before gain on sale of
  properties and extraordinary item...  $   (192)(c)  $  1,739    $  2,158    $(12,036)   $ (1,620)
Net income (loss).....................  $   (118)(c)  $  8,403    $   (832)   $(12,036)   $ (1,620)
                                        ========      ========    ========    ========    ========
Funds From Operations(b):
  New Definition......................  $ 11,640      $  7,820    $  5,879    $  1,572    $    662
                                        ========      ========    ========    ========    ========
Cash flow information:
  Operating activities................  $  8,523      $  7,138    $  3,950    $  1,307    $   (348)
                                        ========      ========    ========    ========    ========
  Investing activities................   (81,918)      (84,480)    (99,504)    (15,323)    (27,660)
                                        ========      ========    ========    ========    ========
  Financing activities................    72,071        76,674      98,649      13,798      28,318
                                        ========      ========    ========    ========    ========

---------------

(a) Includes the combined historical operations of the Predecessor Multifamily and Industrial Operations for the period January 1, 1994 to February 17, 1994 (see Item 14(a)1- Financial Statements).

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

(c) Includes the effect of $3,596,000 non-recurring loss on the exchange of convertible subordinated debentures for common stock (see Item 14(a) 1-Financial Statements).

                               1996 DEVELOPMENTS

ACQUISITIONS AND DISPOSITION

     In March 1996, the Company acquired an industrial property located in Garden Grove, California with approximately 189,000 leasable square feet, for an aggregate purchase price of approximately $6.9 million. The Company financed the purchase with the proceeds from a 10-year, 7.3% fixed interest rate loan secured by an existing property located in Kent, Washington.

     In June and July 1996, the Company acquired nine industrial properties located in California containing an aggregate of approximately 1.4 million leasable square feet, for an aggregate purchase price of approximately $54.0 million, including budgeted capital expenditures of approximately $1.8 million. The Company financed the acquisition of such properties primarily with the proceeds of the 1996 Public Common Stock Offering. See "Equity Financing Activities" below.

     In August 1996, the Company acquired an industrial property located in the City of Industry, California with approximately 327,000 leasable square feet for approximately $8.8 million. The Company intends to expend approximately $1.4 million to redevelop this property. Also in August 1996, the Company acquired approximately 4.6 acres of land in Rancho Santa Margarita, California for approximately $1.6 million, on which the Company is developing a 166-unit active senior housing apartment community with estimated total capitalized costs of approximately $8.6 million. See "Development Activity" below.

     In August 1996, the Company sold approximately 14.3 acres of land and an approximately 56,000 leasable square foot industrial building located in Baldwin Park, California to an existing tenant for aggregate consideration of approximately $7.7 million under the terms of an option to purchase contained in the original leases.

     In October 1996, the Company acquired the Miramar Business Park in San Diego, California, a multi-tenant industrial/warehouse consisting of approximately 186,000 leasable square feet, for a purchase price of approximately $7.3 million. The Miramar Business Park is subject to a ground lease expiring in July 2035.

     In November 1996, the Company acquired the Raintree Apartments, a 165-unit apartment community located in Ontario, California, for a purchase price of approximately $6.3 million which was financed by the seller for a five year term.

REDUCTION IN PUBLIC INDEBTEDNESS

     In December 1996, the Company initiated an exchange offer (the "Exchange Offer"), pursuant to which it offered to exchange 58 shares of its common stock for each $1,000 in principal amount of its convertible subordinated debentures. On December 26, 1996, the Company completed the Exchange Offer by issuing an aggregate of 2,440,002 shares of common stock in exchange for approximately $42.1 million in aggregate principal amount of convertible subordinated debentures. Approximately $14.4 million in principal amount of convertible subordinated debentures remains outstanding after the consummation of the Exchange Offer. The debentures are traded on the American Stock Exchange.

DEVELOPMENT ACTIVITY

     The Company has begun redevelopment of its newly-acquired industrial property located in the City of Industry, California. See "Acquisitions and Disposition." The redevelopment, which the Company expects to cost approximately $1.4 million, will include the installation of additional loading facilities, sprinkler upgrades, mezzanine level upgrades, parking lot upgrades, and cosmetic rehabilitation of the property.

     In December 1996, the Company began construction on a 166-unit active senior apartment community in the master planned area of Rancho Santa Margarita, California. The Company estimates the total capitalized cost of this project will be approximately $8.6 million. The community is being developed as a community for residents 55 years and older and will be the first apartment community in Rancho Santa Margarita specifically designed to meet the needs of active seniors. The project is being financed with a 24-month construction loan.

Subject to completing construction and the property achieving certain lease-up and operating requirements, the Company anticipates that it will refinance the construction loan with tax-exempt credit-enhanced bonds. See "Debt Financing Activities."

EQUITY FINANCING ACTIVITIES

     In mid-1996, the Company received net proceeds of approximately $36.6 million from the issuance of 2,435,581 shares of Common Stock (including proceeds from the issuance of 420,000 shares of common stock sold pursuant to the exercise of the underwriters' over-allotment option) at a price of $16.375 per share (the "1996 Public Common Stock Offering"). The shares of common stock were issued under the Company's shelf registration statement on Form S-3 covering a maximum aggregate offering price of approximately $112 million (the "Shelf Registration Statement"). The Company used the proceeds of the 1996 Public Common Stock Offering to fund the acquisition of certain properties, to repay debt and for general corporate purposes. In December 1996, the company filed a registration statement on Form S-3 pursuant to Rule 462(b) under the Securities Act, increasing the maximum aggregate offering amount under the Shelf Registration Statement by approximately $14.5 million.

     On December 31, 1996, the Company entered into an agreement to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Shares") to Five Arrows Realty Securities L.L.C. ("Five Arrows") at a price of $18.50 per share. The Company is obligated to issue the Class A Preferred Shares over the course of 1997 in a maximum of three separate issuances, the timing of which may be specified by the Company, provided that the Company will be charged with certain availability fees if all of the Class A Preferred Shares are not issued before July 1, 1997. The Class A Preferred Shares will be issued under the Shelf Registration Statement.

     The holders of the Class A Preferred Shares and the holders of the Common Stock vote together as a single class. Each Class A Preferred Share is convertible into one share of Common Stock, subject to adjustment upon certain events. The annual dividend per share on the Class A Preferred Shares is (i) $1.70 from the date of issuance until December 31, 1997, and (ii) the greater of $1.70 or 104% of the then-current dividend on the Common Stock thereafter. The liquidation preference of the Class A Preferred Shares is $18.50 per share, plus an amount equal to any accumulated, accrued and unpaid dividends. The Company may redeem the Class A Preferred Shares beginning on December 31, 2001 for cash in an amount equal to $18.50 per Class A Preferred Share plus accrued and unpaid dividends and plus a premium initially equal to 6.0% of $18.50. This premium decreases to zero after December 31, 2009.

     The Company has granted to Five Arrows, for as long as Five Arrows maintains its ownership of either all of the Class A Preferred Shares or an amount of voting securities that, if converted into Common Stock, would exceed 10% of the outstanding Common Stock, a seat on the Company's Board of Directors. In addition, upon the occurrence of the failure of the Company to pay a quarterly dividend on the Common Stock in an amount of at least $.40 per share, the failure of the Company to meet certain earnings before interest, depreciation and amortization budgets for three consecutive quarters or the failure of the Company to pay accrued dividends on the Class A Preferred Shares, Five Arrows would be granted one additional seat on the Board.

     Five Arrows is prohibited from transferring any Class A Preferred Shares, or any shares of Common Stock into which such Class A Preferred Shares have been converted, until December 31, 1997. At that time, Five Arrows will have the right, subject to certain conditions, to demand the Company effect the registration under the Securities Act of 1933, as amended, of the Class A Preferred Shares or the shares of Common Stock into which such Class A Preferred Shares have been converted.

DEBT FINANCING ACTIVITIES

     Tax-Exempt Projects. In December 1996, the Company entered into a refunding agreement to refinance all of its existing tax-exempt mortgage debt totaling $24.9 million. As part of the refinancing, the Company established a pool agreement with the Federal National Mortgage Association ("FNMA") to provide 30-year credit enhancement on the tax-exempt projects. The effective interest rate on the currently outstanding bonds that are part of such pool agreement (other than the bonds related to Rancho Santa Margarita project), after giving effect to credit enhancement and other costs, has been fixed at 6.3% for 10 years.

     In addition to refinancing its tax-exempt projects, the Company also received from FNMA a forward commitment, expiring December 1, 1998, to provide credit enhancement for the senior residential community located in Rancho Santa Margarita, California, that the Company is currently developing. The commitment is subject to the completion of the project and the property achieving certain lease-up and operating requirements. The effective interest rate on the currently outstanding bonds in this commitment, after giving effect to credit enhancement and other costs, has been fixed at 6.4% for ten years.

     Property Refinancings. In 1996, the Company incurred indebtedness on two separate occasions in order to reduce the outstanding balance on the Company's revolving line of credit. First, in October 1996, the Company borrowed an aggregate of approximately $16.9 million pursuant to three separate 14-year term loans that bear interest at a rate of 8% for the first seven years and thereafter at a fixed rate based upon the then-prevailing market rate. Such loans are secured by the following industrial projects: Golden West, Vista and Garden Grove Industrial Park. Second, in December 1996, the Company borrowed an additional $24.5 million pursuant to a 15-year term loan that bears interest at a rate of 7.75% for the first five years and thereafter at a fixed rate based upon the then-prevailing market rate. This loan is secured by six of the properties acquired with the proceeds of the 1996 Public Common Stock Offering, namely Riverview Industrial Park, Pacific Park, North County Business Park, Bell Ranch Industrial Park, Escondido Business Center and Bay San Marcos Industrial Park. Each of these financings provides the Company with the ability to prepay, without penalty, the balance of outstanding loans at the time the interest rates are reset.

     The above property financing reduced the Company's revolving line of credit obligation by approximately $39.4 million to $13.7 million at December 31, 1996, thereby reducing the Company's exposure to interest rate fluctuations.

     The information in the following sections is forward looking and involves risks and uncertainties that could significantly impact the Company's Funds From Operations in the short and long term. Higher than expected acquisition, rental and/or rehabilitation of properties, a downturn in the local economies and/or the lack of growth of such economies could reduce the Company's Funds From Operations.

                             INDUSTRIAL PROPERTIES

     The Company focuses on multi-tenant business parks and mid-size warehouse/distribution facilities. Whenever possible, the Company seeks a significant market share in its principal sub-markets so that it can accommodate its tenants as their needs change and have an influence on trends in market rents. The Company also seeks properties that are well-located and offer convenient access to major distribution points, such as shipping ports, major airports and major freeways.

     Management believes that the Southern California industrial property market is poised for recovery based upon an increasing level of leasing interest and a limited supply of new product. As evidence of this, the Company already has observed recent increases in the prices for industrial properties and tenant requests for longer term leases. With 72% of its industrial leases expiring during the next three years, the Company believes it is in a good position to capitalize on anticipated rental rate increases. The Company's industrial properties are currently occupied by over 700 tenants, and no one tenant accounts for more than 2.5% of the Company's total rental revenues.

     The Company generally offers industrial leases in the one- to five-year range. Lease terms include, in most cases, annual adjustments based on changes in the consumer price index and, in some cases, up to three months' free rent. The standard lease also includes some refurbishing and tenant improvement allowance with the amount varying depending upon the length of the lease, the size of the space leased and the use. The Company seeks tenants primarily involved in warehouse, distribution, assembly and light manufacturing activities.

     The following table presents information concerning the Industrial Properties, including the actual average rent per square foot and percentage of the leasable square footage occupied by tenants as of December 31, 1996:

                                                                                          AVERAGE
                                                          DATE      GROSS LEASABLE      MONTHLY BASE
    INDUSTRIAL PROPERTY(1)             LOCATION         COMPLETED   SQUARE FOOTAGE    RENT PER SQ. FT.   OCCUPANCY
-------------------------------  ---------------------  ---------   ---------------   ----------------   ---------
Seattle I                        Seattle, WA              1968            42,240           $ 0.42           100%
Seattle II                       Seattle, WA              1981            64,077             0.55           100
Seattle III                      Seattle, WA              1981            78,720             0.55           100
Pacific Gulf Business Park       Tukwila, WA            1975-79          475,629             0.51            93
Etiwanda                         Ontario, CA              1991           576,327             0.30           100
Golden West                      Rancho Cucamonga, CA     1990           296,821             0.37            99
Vista                            Vista, CA                1990           356,800             0.38           100
Baldwin Industrial Park          Baldwin Park, CA         1986           567,605             0.36           100
Pacific Gulf Business Park       Garden Grove, CA         1986           189,526             0.60            90
Garden Grove Industrial Park     Garden Grove, CA         1979           251,927             0.39           100
Crescent Business Center         Rancho Cucamonga, CA     1981           136,066             0.38           100
Eden Landing Commerce Park       Hayward, CA            1972-74          193,358             0.65            90
San Marcos Commerce Center       San Marcos, CA           1985            72,050             0.41            93
Bay San Marcos Industrial
  Center                         San Marcos, CA           1988           121,768             0.42           100
Escondido Business Center        Escondido, CA          1988-92          251,464             0.49           100
Bell Ranch Industrial Park       Santa Fe Springs, CA     1981           128,640             0.27           100
La Mirada Business Center        La Mirada, CA            1975            82,010             0.56            88
Pacific Park                     Aliso Viejo, CA          1988            99,622             0.91            91
Riverview Industrial Park        San Bernardino, CA       1980           297,180             0.26           100
North County Business Park       Yorba Linda, CA        1987-89          105,516             0.55            89
Mira Mar Industrial Park         Mira Mesa, CA            1981           186,022             0.68            99
                                                                       ---------           ------           ---
Sub-Total or Weighted Average for Industrial Properties                4,573,368             0.43            98
                                                                       =========           ======           ===
INDUSTRIAL PROPERTY UNDER DEVELOPMENT
City of Industry Distribution
  Center                         City of Industry, CA   1973-77          326,596              N/A           N/A

     The following table shows scheduled lease expirations for all leases for the Industrial Properties (excluding properties under development) as of December 31, 1996.

                                                                                                             PERCENTAGE
                         NUMBER OF      GROSS LEASABLE AREA    ANNUAL BASE RENT     PERCENTAGE OF GROSS      ANNUAL BASE
        YEAR          LEASES EXPIRING   OF EXPIRING LEASES    OF EXPIRING LEASES   LEASABLE AREA EXPIRING   RENT EXPIRING
--------------------- ---------------   -------------------   ------------------   ----------------------   -------------
1997.................       339              1,022,000             5,869,000                 24.7%               27.5%
1998.................       224              1,229,000             6,410,000                 29.7                30.1
1999.................       122                726,000             3,544,000                 17.6                16.6
2000.................        39                357,000             1,602,000                  8.6                 7.5
2001.................        38                268,000             1,436,000                  6.5                 6.7
2002.................         5                325,000             1,220,000                  7.9                 5.7
2003.................         7                107,000               716,000                  2.6                 3.4
2004.................         1                 90,000               469,000                  2.2                 2.2
2005 and
  thereafter.........         1                 12,000                58,000                  0.3                 0.3
                            ---              ---------            ----------                -----               -----
          TOTALS.....       776              4,136,000(1)         21,324,000                100.0%              100.0%
                            ===              =========            ==========                =====               =====

---------------

(1) As of December 31, 1996, 325,000 square feet of tenants were on month-to-month leases (which are not included above) and 112,000 square feet were unoccupied.

    MULTIFAMILY PROPERTIES

     The Company invests primarily in two types of multifamily apartment communities: communities oriented to family-style living and communities for active seniors ages 55 and older.

     The Company focuses on family-style apartment communities with greater concentrations of two- and three-bedroom units with rents affordable by middle income families. The Company believes that there is a strong demand among middle income families for affordable rental housing such as that offered by the Company.

     The Company also focuses on active senior housing for individual ages 55 and older, where seniors can be involved in activities, social gatherings and other types of entertainment with residents of their own age group. The Company offers no assisted living or related services; the Company's properties are oriented to those seniors interested in renting versus owning and who are able to care for themselves. The company believes that the senior population will continue to grow and that the market for rental housing for active seniors will be strong. In addition, management believes that active senior housing typically has lower operating and management costs due to lower tenant turnover.

     Each of the Multifamily Properties provides tenants with attractive amenities, including a swimming pool (except Inn at Laguna Hills) and clubhouse, and many include jacuzzis, tennis courts, sports courts and saunas. Many offer additional features such as vaulted ceilings, fireplaces, washers and dryers, cable television and limited access gates. None of the Multifamily Properties currently are subject to rent control or rent stabilization regulations. However, certain of these properties are subject to restrictions based upon tax-exempt loan requirements, such as providing a percentage of units to low income tenants. There can be no assurances that rent control or rent stabilization regulations will not be imposed in the future.

     The following table presents information concerning the Multifamily Properties, including average gross scheduled rents per unit and percentage of units occupied as of December 31, 1996:

                                                       YEAR                   AVERAGE            AVERAGE
MULTIFAMILY PROPERTIES           LOCATION            COMPLETED   UNITS   UNIT SIZE (SQ FT)    RENT PER UNIT   OCCUPANCY
----------------------  ---------------------------  ---------   -----   ------------------   -------------   ---------
Applewood               Santa Ana, CA                   1972       406           801              $ 706           93%
Park Place              Santa Ana, CA                   1990       196           799                650           95
Inn at Laguna Hills(1)  Laguna Hills, CA                1994       140           500                605           99
Daisy 5(2)(3)           Covina, CA                      1977        38           897                721           97
Daisy 7(2)(3)           Diamond Bar, CA                 1978       204           950                792           93
Daisy 12(2)(3)          San Dimas, CA                   1979       102           952                702           89
Daisy 16(2)(3)          West Covina, CA                 1981       250           986                725           89
Daisy 17(2)(3)          San Dimas, CA                   1981       156           962                711           87
Lariat(2)(3)            San Dimas, CA                   1981        30           970                769           97
Daisy 19(2)(3)          Ontario, CA                     1983       125         1,019                727           91
Daisy 20(2)(3)          Ontario, CA                     1982       155         1,000                666           87
Sunnyside I(1)(2)(3)    San Dimas, CA                   1984       164           495                521           93
Sunnyside II(1)(2)(3)   Ontario, CA                     1983        60           493                503           93
Sunnyside III(1)(2)(3)  Ontario, CA                     1985        84           504                515           88
Raintree(2)             Ontario, CA                     1984       165           846                578           88
Fulton's Landing        Everett, WA                     1988       248           745                523           97
Fulton's Crossing       Everett, WA                     1986       256           803                544           98
Lora Lakes              Burien, WA                      1987       234           907                626           96
Holly Ridge             Burien, WA                      1987       146           946                645           97
Hampton Bay             Kent, WA                        1987       304           884                635           96
Heatherwood(2)          Federal Way, WA                 1985       368           741                543           96
Waterhouse              Beaverton, OR                   1990       279           937                670           89
                                                                 -----                                           ---
Sub-Total or Weighted Average For Multifamily Properties         4,110                                            93%
                                                                 =====                                           ===
MULTIFAMILY PROPERTIES UNDER DEVELOPMENT
Rancho Santa Margarita
  Senior Community      Rancho Santa Margarita, CA       N/A       166           600                N/A          N/A

---------------

(1) Properties serving active senior tenants (individuals 55 and older).

(2) Under rehabilitation.

(3) Owned by PGP Inland Communities, L.P., a limited partnership in which the Company has a minimum 78% equity interest, full management and control, and the right to 100% of cash flow until certain net operating income levels are achieved.

                                  INDEBTEDNESS

     The following table presents information on indebtedness encumbering the Industrial and Multifamily Properties, excluding borrowings outstanding under the Company's revolving line of credit, as of December 31, 1996:

                                           PRINCIPAL
                                              (IN
                  PROPERTY                  $000S)         MATURITY DATE        INTEREST RATE
    -------------------------------------  ---------       --------------       -------------
    INDUSTRIAL
    Baldwin Park Industrial Park.........  $  11,819         October 2005              8.150%
    Etiwanda.............................      6,838             May 2000              8.740%
    Seattle I, II, III...................      4,648        November 1997              8.000%
    Pacific Gulf Business Park...........     11,604        December 2002        Libor + 1.5%(d)
    Vista................................      7,800         October 2010              8.000%
    Golden West..........................      3,800         October 2010              8.000%
    Garden Grove Industrial Park.........      5,300         October 2010              8.000%
    Bell Ranch Industrial Park...........      2,475        December 2011              7.750%
    Pacific Park.........................      4,425        December 2011              7.750%
    North County.........................      4,125        December 2011              7.750%
    Bay San Marcos.......................      2,700        December 2011              7.750%
    Escondido............................      6,300        December 2011              7.750%
    Riverview............................      4,475        December 2011              7.750%
                                            --------
         Total Industrial................     76,309
    MULTIFAMILY
    Inn at Laguna Hills..................      4,735          August 2024              7.250%
    Applewood/Park Place(a)..............     11,823           March 1999              8.490%
    Daisy V..............................      1,298       September 2025              7.479%(c)
    Daisy VII............................      8,786          August 1998              8.000%
    Daisy XII............................      3,698       September 2025              7.479%(c)
    Daisy XVI............................      9,088          August 1998              8.000%
    Daisy XVII...........................      5,845          August 1998              8.000%
    Lariat...............................      1,196       September 2025              7.479%(c)
    Daisy XIX(b).........................      6,700        December 2026              6.300%
    Daisy XX(b)..........................      7,690        December 2026              6.300%
    Sunnyside I(b).......................      5,670        December 2026              6.300%
    Sunnyside II(b)......................      1,830        December 2026              6.300%
    Sunnyside III(b).....................      2,960        December 2026              6.300%
    Lora Lakes, Fulton's Landing and
      Fulton's Crossing(a)...............     14,776           March 1998              8.420%
    Hampton Bay..........................      7,904           April 2006              7.300%
    Waterhouse...........................      7,174            June 1997              8.250%
    Raintree.............................      6,200         October 2006              6.400%
    Fountains(e).........................         33        November 1998               Prime
                                            --------
         Total Multifamily...............    107,406
         Total...........................    183,715
                                            ========

---------------

(a) Applewood and Park Place jointly collateralize the $11,823,000 note payable; and Lora Lakes, Fulton's Landing and Fulton's Crossing jointly collateralize the $14,776,000 note payable.

(b) These tax-exempt mortgage loans were refinanced in January 1997 in connection with new tax-exempt bond financing supported by credit enhancement from The Federal National Mortgage Association. The collateral properties are subject to restrictions requiring that a specified percentage of the apartment units in such properties be made available to persons with lower and moderate income. In addition, state and local authorities in some cases impose certain restrictions on the amount of rent that can be charged.

(c) Interest rate is subject to periodic adjustments beginning March 10, 1996 based on the monthly weighted average 11th District Cost of Funds plus 2.8%.

(d) The Company entered into an interest rate swap agreement that fixed the interest rate on $11,500,000 of the principal balance at 7.35% for five years commencing July 1, 1996.

(e) Construction loan relating to development and construction of the Fountains Active Senior housing multifamily community. The maximum loan amount under the agreement is $6,400,000.

                               CORPORATE OFFICES

     The Corporate offices are located in Newport Beach, California in a building, which is owned by the Company, that contains approximately 7,000 square feet, fully occupied by the Company.

                              PROPERTY MANAGEMENT

     Industrial Properties. The Company manages all of its existing Industrial Properties in California and Pacific Northwest except for its Hayward, California property where it has retained a local property management firm. Commencing in March of 1997, the Company began direct management of its Hayward, California property.

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

     Multifamily Properties. The Company currently manages all of its Multifamily Properties in each of its regions. Each of the regions is managed by a Regional Manager who reports directly to the Vice President of Operations -- Apartments. Within each region, each of the Multifamily Properties is operated by a staff of approximately six to seven individuals, including a manager, assistant manager and/or leasing agents, and a maintenance and apartment preparation staff. The Company locates prospective tenants for its Multifamily Properties primarily by advertising in magazines listing available rentals and by using firms that assist tenants in locating apartments. The Company also does magazine and direct mail advertising. Policies and procedures utilized at the property sites, including procedures concerning lease contracts, on-site marketing, credit collection standards and eviction standards, follow established federal and state laws.

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

                                   EMPLOYEES

     At December 31, 1996, the Company employed approximately 140 persons, of which 118 were onsite or property related and 22 were executive office employees.

                        COMPETITIVE AND OTHER CONDITIONS

     Competition. Within its geographic areas of operation, the Company is subject to competition from a variety of investors, including insurance companies, pension funds, corporate and individual real estate developers and investors and other REITs with investment objectives similar to those of the Company. Some of these competitors have more substantial financial resources and longer operating histories than the Company. As an owner of industrial and apartment real estate properties, the Company competes with other owners of similar properties in connection with their financing, sale, lease or other disposition and use.

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

     Insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its Industrial Properties and Multifamily Properties, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate and appropriate under the circumstances. These are certain types of losses, such as those arising from acts of war, that are not generally insured because they are either uninsurable or not economically insurable. Presently the Company carries earthquake disaster insurance on its California properties which comprise 74% of the Company's total portfolio (as a percentage of real estate assets); however, such insurance may not be available in the future or may only be available at rates that, in the opinion of the Company, are prohibitive. In the event that an uninsured disaster or a loss in excess of insured limits should occur, the Company could suffer a substantial loss, including loss of anticipated future revenues, while remaining obligated on related mortgage indebtedness. The Company believes its properties were constructed in compliance with applicable construction standards in effect at the time of construction. The Company obtained customary title insurance insuring fee title to its properties upon their acquisition.

                               ITEM 2. PROPERTIES

     Information concerning properties owned by the Company is included under "Item 1. Business."

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

                                    PART II

                 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company has traded on the New York Stock Exchange ("NYSE") since October 29, 1996 under the symbol "PAG". Prior to that date and since its formation, the Company traded on the American Stock Exchange ("ASE"). The following table sets forth the high and low closing prices for the common stock on the respective exchange.

                                                   CASH              RECORD                 DATE
                              HIGH     LOW     DISTRIBUTION           DATE                  PAID
                              ----     ---     ------------     -----------------    ------------------
1994
  1st Quarter...............  $18-1/2  $17-1/4      .18(1)      April 15, 1994       May 13, 1994
  2nd Quarter...............   17-7/8   16-1/8      .39(1)      July 15, 1994        August 15, 1994
  3rd Quarter...............   17-1/2   15-1/2      .39(1)      October 7, 1994      November 15, 1994
  4th Quarter...............   16-7/8   12-3/4      .39(2)      January 16, 1995     February 15, 1995

1995
  1st Quarter...............   16-1/4   14-5/8      .39(2)      April 14, 1995       May 12, 1995
  2nd Quarter...............   16-1/4   14-1/2      .39(2)      July 14, 1995        August 15, 1995
  3rd Quarter...............   16-5/8   14-5/8      .39(2)      October 16, 1995     November 14, 1995
  4th Quarter...............   16-3/4   13          .40(3)      January 2, 1996      January 10, 1996

1996
  1st Quarter...............   18-3/4   16-1/8      .40(3)      April 2, 1996        April 12, 1996
  2nd Quarter...............   18-3/8   16-1/8      .40(3)      July 1, 1996         July 12, 1996
  3rd Quarter...............   18-3/4   16-1/8      .40(3)      October 2, 1996      October 11, 1996
  4th Quarter...............   20       18-1/8      .41         January 2, 1997      January 10, 1997

---------------

(1) 35% of the distributions paid to beneficial owners in 1994 represented a return of capital ($.47 per share).

(2) 68% of the distributions paid to beneficial owners in 1995 represented a return of capital ($1.06 per share).

(3) 45% of the distributions paid to beneficial owners in 1996 represented a return of capital ($.72 per share).

     The minimum distribution requirement to maintain REIT status was approximately $2,300,000 for 1995 and $4,758,000 for 1996.

     A regular quarterly distribution of $.41 per share was paid January 10, 1997. The closing price of the common stock on the New York Stock Exchange on March 3, 1997 was $22.625 per share. As of March 3, 1997, there were approximately 3,800 beneficial owners of common stock.

     Future distributions by the Company will be at the discretion of the Board of Directors and will depend upon the actual Funds From Operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. Although the Company intends to continue to make quarterly distributions to its stockholders, no assurances can be given as to the amount of distributions, if any, made in the future.

     The statement on the face of this Annual Report on Form 10-K regarding the aggregate market value of voting stock of the Company held by non-affiliates of the Company is based on the assumption that all directors and officers of the Company were, for purposes of this calculation only (and not for any other purpose), affiliates of the Company.

                 ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     The following table and footnotes set forth selected historical financial information for the Company and for the Predecessor Multifamily and Industrial Operations (See Part I -- "Summary Financial Information") prior to the Company's Offerings. The historical information for the Company reflects the actual operations of the Company from February 18, 1994, the date of the Company's initial public offerings, and the combined historical operating data of the Predecessor Multifamily and Industrial Operations prior to that date.

                                                                            YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                                       COMPANY                           PREDECESSOR
                                                       ----------------------------------------     ---------------------
                                                          1996           1995         1994(A)         1993         1992
                                                       ----------     ----------     ----------     --------     --------
                                                                     (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
OPERATING DATA
Rental income:
  Multifamily properties.............................. $   29,104     $   24,898     $   18,937     $ 15,150     $ 10,768
  Industrial properties...............................     20,783         12,193          7,207        1,002          885
                                                         --------       --------       --------     --------     --------
                                                           49,887         37,091         26,144       16,152       11,653
                                                         --------       --------       --------     --------     --------
Expenses:
Rental property expenses:
  Multifamily properties..............................     11,554         10,215          8,835        7,261        4,639
  Industrial properties...............................      5,308          2,567          1,541          245          206
                                                         --------       --------       --------     --------     --------
                                                           16,862         12,782         10,376        7,506        4,845
Depreciation..........................................      8,236          6,081          3,721        2,634        2,282
Interest (including amortization of debenture discount
  and financing costs)................................     18,411         14,066          8,164        6,028        5,398
General and administrative............................      2,974          2,423          1,725        1,538        1,394
Nonrecurring loss on exchange of debentures for common
  stock...............................................      3,596             --             --           --           --
Minority interest in losses of combined
  partnerships........................................         --             --             --         (492)        (646)
Reduction in carrying value of Predecessor
  properties..........................................         --             --             --       10,974           --
                                                         --------       --------       --------     --------     --------
                                                           50,079         35,352         23,986       28,188       13,273
                                                         --------       --------       --------     --------     --------
Income (loss) before gain on sale of properties and
  extraordinary item..................................       (192)         1,739          2,158      (12,036)      (1,620)
  Gain on sale of real estate.........................         74          6,664             --           --           --
  Extraordinary item..................................         --             --         (2,990)          --           --
                                                         --------       --------       --------     --------     --------
Net income (loss)..................................... $     (118)    $    8,403     $     (832)    $(12,036)    $ (1,620)
                                                         ========       ========       ========     ========     ========
Net income (loss) per common share.................... $     (.02)    $     1.74     $     (.07)(b)       --           --
Weighted average common shares outstanding............  6,340,748      4,830,723      4,273,337(b)        --           --
BALANCE SHEET DATA
Real estate, net of accumulated depreciation:
  Multifamily properties.............................. $  182,138     $  175,879     $  113,706     $ 90,375     $ 88,519
  Industrial properties...............................    170,729        102,813         79,751        7,323        7,395
                                                         --------       --------       --------     --------     --------
Total real estate.....................................    352,867        278,692        193,457       97,698       95,914
Total assets..........................................    364,640        288,591        202,519       99,984      100,186
Senior debt...........................................    197,401        149,847         69,480       88,740       78,613
Convertible subordinated debentures...................     14,227(d)      55,659         55,526           --           --
Total equity..........................................    139,822         71,980         70,860        9,501       23,200
PROPERTY DATA (end of period)
Total industrial properties...........................         21             10              9            3            3
Industrial leasable area (sq. ft.)....................      4,573          2,902          2,426          185          185
Industrial leasable area leased.......................         98%            96%            97%          95%          97%
Total multifamily properties..........................         22             21             13           10            9
Total apartment units.................................      4,110          3,945          3,292        2,654        2,398
Apartment units occupied..............................         93%            92%            93%          92%          93%
SUPPLEMENTAL DATA
Funds From Operations (c) -- New Definition........... $   11,640     $    7,820     $    5,879     $  1,572     $    662
Cash Flow Information:
  Operating activities................................      8,523          7,138          3,950        1,307         (348)
  Investing activities................................    (81,918)       (84,480)       (99,504)     (15,323)     (27,660)
  Financing activities................................     72,071         76,674         98,649       13,798       28,318

---------------

(a) Includes the combined historical operations of the Company (from February 18 through December 31, 1994) and the Predecessor's Multifamily and Industrial Operations (prior to February 18, 1994). See Part IV -- Financial Statements.

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

(d) Reduction in principal balance resulting from the exchange of convertible debentures for common stock pursuant to the Company's Exchange Offer (see
    Item 14(a) 1 -- Financial Statements).

     Below is the calculation of FFO consistent with the methodology historically used by the Company reconciled to the revised calculation adopted by NAREIT which the Company adopted as of January 1, 1996:

                                                          YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                                 COMPANY                          PREDECESSOR
                                           -------------------                --------------------
                                            1996        1995       1994(1)      1993        1992
                                           -------     -------     ------     --------     -------
                                                           (DOLLARS IN THOUSANDS)
Net income (loss)........................  $  (118)    $ 8,403     $ (832)     (12,036)     (1,620)
Depreciation and amortization............    9,447       7,090      4,344        2,719       2,325
Gain on sale of properties...............      (74)     (6,664)        --           --          --
Nonrecurring loss on exchange of
  debentures for common stock............    3,596          --         --           --          --
Reduction in carrying value of
  Predecessor's properties...............       --          --         --       10,974          --
Extraordinary item.......................       --          --      2,990           --          --
                                           -------     -------     ------     --------     -------
Funds From Operations -- Old
  Definition.............................   12,851       8,829      6,502        1,657         705
Amortization
  Debenture discount and costs...........     (570)       (552)      (464)          --          --
  Costs related to financing assumed from
     Predecessor and line of credit
     costs...............................     (379)       (302)      (159)         (85)        (43)
  Long-term financing costs..............     (262)       (155)
                                           -------     -------     ------     --------     -------
Funds From Operations -- New
  Definition.............................  $11,640     $ 7,820     $5,879     $  1,572     $   662
                                           =======     =======     ======     ========     =======

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with "Selected Financial Data" and the financial statements and notes thereto of the Company and the Predecessor Multifamily and Industrial Operations appearing elsewhere in this report. Such financial statements and information have been prepared to reflect the Company's financial condition as of December 31, 1996 and 1995 together with the results of operations and its cash flows for the years ended December 31, 1996 and 1995 and the Company's initial period of operations and the combined historical financial statements of the Predecessor Multifamily and Industrial Operations prior to the consummation of the Offerings.

     The combined historical financial statements are comprised of the Company and the operations, assets and liabilities of certain properties which prior to the Offerings were owned and operated by Realty. These properties were acquired by the Company in February 1994 in connection with consummation of the Offerings and related formation transactions.

     The comparability of the financial information discussed below is impacted by the following: the acquisition of twelve industrial properties containing approximately 2,054,000 leasable square feet, the acquisition of one multifamily property containing 165 units, and the disposition of 14 acres of land and a 55,656 square foot industrial building located in the Baldwin Industrial Park project during 1996; and the acquisition of twelve multifamily properties containing 1,736 apartment units, the acquisition of one industrial property containing approximately 476,000 square feet, and the disposition of four multifamily properties consisting of 1,085 apartment units during 1995; the Offerings and other acquisition transactions during 1994, including the acquisition of three multifamily properties containing 638 apartment units and three industrial properties containing 2,241,000 square feet.

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

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995.

     Multifamily rental income increased by $4,206,000 or 17%, from $24,898,000 in 1995 to $29,104,000 in 1996. This increase was primarily attributable to the acquisition of a 165 unit apartment project in 1996 and the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995 offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995. Industrial rental income increased by $8,590,000 or 70%, from $12,193,000 in 1995 to $20,783,000 in 1996. This increase was primarily attributable to the acquisition of twelve industrial parks during 1996 containing approximately 2,054,000 square feet of space. As a result of these changes total revenues increased by $12,796,000 or 32%, from $37,091,000 in 1995 to $49,887,000 in 1996.

     Multifamily rental income for the year ended December 31, 1996 totaled $29,104,000 and included $10,558,000 related to the 13 multifamily properties acquired during 1995 and 1996.

     Industrial rental income for the year ended December 31, 1996 totaled $20,783,000 and included $5,647,000 related to twelve industrial properties acquired during 1996.

     Multifamily rental property expenses increased by $1,339,000, or 13%, from $10,215,000 in 1995 to $11,554,000 in 1996. Industrial rental property expenses increased by $2,741,000, or 107%, from $2,567,000 in 1995 to $5,308,000 in 1996.
These increases were primarily attributable to the acquisitions described above in rental income.

     Multifamily rental property expenses for the year ended December 31, 1996 totaled $11,554,000 and included $4,422,000 related to the 13 multifamily properties acquired during 1996 and 1995.

     Industrial rental property expenses for the year ended December 31, 1996 totaled $5,308,000 and included $1,630,000 related to the twelve industrial properties acquired during 1996.

     Depreciation increased by $2,155,000, or 35%, from $6,081,000 in 1995 to $8,236,000 in 1996. The increase relates primarily to the acquisition of the thirteen multifamily properties in 1996 and 1995, the twelve industrial properties acquired in 1996, and the capital improvements made to rehabilitate existing properties.

     Interest expense (including amortization of financing costs) increased by $4,355,000, or 31%, from $14,066,000 in 1995 to $18,421,000 in 1996. This increase was attributable to increased borrowings outstanding during 1996, as compared to 1995, pursuant to new borrowings of $55,517,000 relating to the acquisition of multifamily properties and one industrial park during mid-1996 and the last half of 1996. Interest resulting from the amortization of financing costs increased by $212,000 or 21% from $1,009,000 in 1995 to $1,221,000 in
1996. This increase is attributable primarily to amortization of loan fees associated with borrowings used to finance acquisitions completed during late 1995 and 1996.

     General and administrative expenses increased by $551,000, or 23%, from $2,423,000 in 1995 to $2,974,000 in 1996. This increase was primarily attributable to personnel increases related to the 1995 and 1996 acquisitions.

     For the year ended December 31, 1996, the Company incurred a net loss of $118,000 compared with net income of $8,403,000 in 1995. The results in each year were impacted by non-recurring items. In 1996, a $3,596,000 non-recurring loss on the exchange of Debentures was incurred (see Part I, Item 1) while in 1995 a $6,664,000 gain on sale of real estate occurred from the sale of the Texas apartment portfolio.

     In December of 1996, the Company exchanged approximately $42,100,000 in aggregate principal amount of its Debentures for 2,440,002 shares of the Company's Common Stock. As a result of this exchange, interest expense of approximately $3,523,000 which was incurred on the debentures in 1996 will not be incurred in 1997 and the average outstanding shares in 1997 will be increased by 2,440,002 shares.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31, 1994.

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

     For the year ended December 31, 1995, the Company incurred net income of $8,403,000 compared with a net loss of $832,000 in 1994. These improved results are attributable to the foregoing, and are offset partially by a $6,664,000 net gain from the sale of the Texas apartment portfolio (see Part I, Item 1) in 1995 and a $2,990,000 loss from the extinguishment of debt in 1994 relating to the acquisition of certain of the properties from Realty.

  COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31, 1993.

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

     Interest expense (including amortization of financing costs increased by $2,136,000, or 35%, from $6,028,000 in 1993 to $8,164,000 in 1994. This increase was attributable to increased borrowings outstanding during 1994, as compared to 1993, resulting from significant changes in the predecessor Multifamily and Industrial Operations and the Company's debt structure. Such changes in 1994 included the issuance of $56.5 million principal amount of convertible subordinated debentures (net of debenture discount), borrowings of $39,100,000 under the Company's new variable rate revolving credit facility, new mortgage notes of $15,200,000 relating to the acquisition of one multifamily property and two industrial parks during 1994, offset by the repayment of $73,300,000 of the Predecessor's indebtedness using proceeds from the Offerings. In addition, the increase in interest expense was attributable to a higher borrowing rate in the Company's variable rate credit facility during 1994 as compared to 1993, which resulted from overall increases in the prime rate and LIBOR rates. Interest resulting from the amortization of financing costs increased by $538,000, or 632%, from $885,000 in 1993 to $623,000 related primarily to the amortization of debenture discount and costs, in 1994 associated with the debentures issued upon Company's initial public offering in February 1994.

     General and administrative expenses increased by $187,000, or 12%, from $1,538,000 in 1993 to $1,725,000 in 1994. This was primarily attributable to the growth related to the 1994 acquisitions.

     For the year ended December 31, 1994, the Company incurred a net loss of $832,000, compared with a net loss of $12,036,000 in 1993. These improved results are attributable to the foregoing, the nonrecurring loss of $10,974,000 recognized in 1993 by Realty as a result of the formation transactions which reduced the carrying value of the Predecessor's properties, and are partially offset by a $2,990,000 extraordinary loss from the extinguishment of debt in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had $1,523,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, funding from the Company's revolving line of credit. The Company has a secured revolving line of credit for a maximum amount of $65,000,000 which expires in July, 1998. As of December 31, 1996, the Company had borrowed $13,686,000 under the revolving line of credit.

     During 1996, the Company invested $89,613,000 in real estate assets. Proceeds for these investments were generated primarily by: a public offering in May of 1996 which generated net proceeds, including exercise of the over-allotment option, of approximately $36,600,000; net proceeds from new long-term secured real estate financing of approximately $55,600,000; and proceeds from the sale of a land parcel and an industrial building for $7,695,000.

     On December 26, 1996, the Company exchanged 2,440,002 shares of its Common Stock for approximately $42,100,000 in aggregate principal amount of its Convertible Subordinated Debentures. $14,400,000 in principal amount of the Debentures remains outstanding at December 31, 1996.

     On December 31, 1996, the Company entered into an agreement to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Shares") to Five Arrows Realty Securities L.L.C. at a price of $18.50 per share. The Company is obligated to issue the Class A Preferred Shares over the course of 1997 in a maximum of three separate issuances, the timing of which may be specified by the Company, provided that the Company will be charged with certain availability fees if all of the Class A Preferred Shares are not issued before July 1, 1997.

     In December 1996, the Company entered into a refunding agreement to refinance all of its existing tax-exempt mortgage debt totaling $24.9 million. As part of the refinancing, the Company established a pool agreement with the Federal National Mortgage Association ("FNMA") to provide 30-year credit enhancement on the tax-exempt projects. The effective interest rate on the currently outstanding bonds that are part of such pool agreement (other than the bonds related to Rancho Santa Margarita project), after giving effect to credit enhancement and other costs, has been fixed at 6.3% for 10 years.

     The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its secured line of credit, Class A Preferred Shares, equity offerings or debt financings.

     The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

     Cash provided by operating activities increased from $3,950,000 for the year ended December 31, 1994 to $7,138,000 for the year ended December 31, 1995 and $8,523,000 for the year ended December 31, 1996. The primary reason for these increases related to the additional rental income contributed by properties acquired during 1994, 1995 and 1996.

     Cash used in investing activities decreased from $99,504,000 for the year ended December 31, 1994 to $84,480,000 for the year ended December 31, 1995 and then decreased to $81,918,000 for the year ended December 31, 1996 primarily as a result of acquisitions which increased from $99,504,000 in 1994 to $113,663,000 in 1995, and then decreased to $89,613,000 in 1996 net of
$29,183,000 of proceeds from the sale of the Texas apartment portfolio in 1995 and $7,695,000 from the sale of land and an industrial building to an existing tenant in 1996.

     Cash provided by financing activities decreased from $98,649,000 for the year ended December 31, 1994 to $76,674,000 for the year ended December 31, 1995 and then decreased to $72,071,000 for the year ended December 31, 1996 primarily as a result of reduced borrowing activity associated with acquisitions in 1996 compared to 1995 and 1994, and the issuance of common stock in 1996.

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

SUBSEQUENT EVENTS

     Subsequent to December 31, 1996, the Company completed a public offering of 2,000,000 shares of Common Stock (2,300,000 shares including the exercise of the over-allotment option) which raised net proceeds to the Company of approximately $44,400,000. The proceeds of this offering were utilized to acquire four separate industrial properties totaling approximately 1,094,000 leasable square feet and to repay a portion of the Company's revolving line of credit.

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

     The following table summarizes capital expenditures incurred by the Company (excluding costs incurred related to the Texas multifamily portfolio sold in 1995) for the years ended December 31, 1996 and 1995 (all amounts are in thousands):

                                                               1996         1995
                                                              -------     --------
            Multifamily
              Acquisitions..................................  $ 7,915     $ 85,726
              Development...................................      469           --
              Revenue-Producing.............................       71          272
              Rehabilitation................................    1,895        1,514
              Restorations..................................       33           58
                                                              -------     --------
                                                              $10,383     $ 87,570
                                                              =======     ========
            Industrial
              Acquisitions..................................  $75,336     $ 24,591
              Development...................................      538           --
              Revenue-Producing.............................    1,818          865
              Rehabilitation................................    1,538          162
              Restorations..................................       --           99
                                                              -------     --------
                                                               79,230       25,717
                                                              -------     --------
                                                              $89,613     $113,287
                                                              =======     ========

     The Company anticipates incurring similar capital expenditures in 1997. The Company expects such expenditures will be funded from available cash balances, revolving lines of credit, equity offerings, issuance of Class A Preferred Shares, and proceeds from refinancing.

ECONOMIC CONDITIONS

     All of the Company's leases on its Multifamily Properties are for a period of one year or less. Substantially all of the Company's leases on its Industrial Properties, which have terms generally ranging from one to five years, contain provisions providing for rental increases based either on fixed increases or on increases in the Consumer Price Index. Management believes the nature of its multifamily leases and the provisions contained in its industrial leases that provide for increases in the tenants' base rent tend to mitigate the adverse impact of inflation.

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

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                       ITEM 10. DIRECTORS AND MANAGEMENT.

     The directors, executive officers and key employees of the Company are:

          NAME              AGE                      POSITION
------------------------    ---     ------------------------------------------
Glenn L. Carpenter          54      Chairman of the Board, President, Chief
                                    Executive Officer and Director
Donald G. Herrman           40      Executive Vice President, Chief Financial
                                    Officer and Secretary
Lonnie P. Nadal             41      Senior Vice President of Acquisitions
Robert A. Dewey             37      Vice President of Industrial Operations
Kimberly G. Brown           41      Vice President of Apartment Operations
Angela M. Wixted            42      Treasurer/Controller
Stewart W. Bowie            72      Director
Peter L. Eppinga            55      Director
John F. Kooken              65      Director
Royce B. McKinley           76      Director
Robert E. Morgan            77      Director
Keith W. Renken             61      Director
James E. Quigley, 3rd       40      Director

     The following is a biographical summary of experience for the executive officers, directors and key employees of the Company:

     STEWART W. BOWIE has served as a Director of the Company since 1994. Mr. Bowie is retired, having previously served as Chief Executive Officer of SDC, Inc., a real estate development firm, and was Chairman of the California Business Properties Association. Mr. Bowie currently serves on the Board of Oak Grove Oil Company.

     PETER L. EPPINGA has served as a Director of the Company since 1994. Mr. Eppinga is a business consultant and practicing attorney specializing in corporate securities and real estate. He previously served as President of Laguna Hills Properties, a company established by Sears Savings Bank to deal with certain non-performing loans and as Senior Vice President of Sears Savings Bank and as Chairman of Sears Savings Bank's Problem Loan Committee. Mr. Eppinga serves on the board of the Alzheimer's Association, San Francisco.

     JOHN F. KOOKEN has served as a Director of the Company since 1994. Mr. Kooken is retired, having previously served as Vice Chairman from 1987 to 1992 and as Chief Financial Officer from 1984 until 1992 of Security Pacific Corporation. Mr. Kooken currently serves on the Boards of Directors of US Facilities Corp., Glendale Federal Bank, Southern California Healthcare Systems and Huntington Memorial Hospital.

     ROYCE B. MCKINLEY has served as a Director of the Company since 1994. Mr. McKinley is retired, having previously served as Chairman and Chief Executive Officer of Realty from 1989 to 1991, as President and Chief Executive Officer of Realty from 1979 to 1989 and as director of Realty and Santa Anita Operating Company from 1979 to 1993. Mr. McKinley is a past president of NAREIT.

     ROBERT E. MORGAN has served as a Director of the Company since 1994. Mr. Morgan is retired, having previously served as President and Chief Executive Officer of Coldwell Banker First Newport Corporation, a real estate investment trust, and as President of Coldwell Banker Real Estate Finance Services. Mr. Morgan currently serves on the Boards of Directors of Meridian Point Realty Trust 83 and Bixby Ranch Company.

     JAMES E. QUIGLEY, III began serving as a Director of the Company on January 22, 1997. Mr. Quigley has been with Rothschild Realty Inc. since 1988 and a Senior Vice President and Treasurer of Rothschild Realty Inc. since 1990. Mr. Quigley has been serving on the Board of Directors of Charter Oak, a subsidiary of Rothschild Realty Inc. which owns and operates a portfolio of factory outlet centers, since 1989. Mr. Quigley is a licensed Certified Public Accountant in the state of New York.

     KEITH W. RENKEN has served as a Director of the Company since 1994. Mr. Renken is the retired Managing Partner of the Los Angeles office of Deloitte & Touche and was with the firm from 1959 through 1992. He is currently teaching at the University of Southern California's School of Accounting in the "Executive in Residence" program. Mr. Renken serves on the Board of Directors of Coast Federal Bank and several other privately-owned companies.

     GLENN L. CARPENTER has been Chairman of the Board since 1996 and President, Chief Executive Officer and a director of the Company since its formation in 1993. Mr. Carpenter served as Chief Executive Officer of Santa Anita Realty Enterprises, Inc. ("Realty") from January 1992 until February 1994, and as President of Realty from December 1989 until February 1994. He was Chief Operating Officer of Realty from 1989 until 1991, and was Executive Vice President of Realty from 1988 until 1989. From 1986 until 1988, Mr. Carpenter served as Senior Vice President-Operations of Realty, and has held a number of other positions with Realty since 1979. Mr. Carpenter has been a member of the National Association of Real Estate Investment Trusts ("NAREIT") since 1980 and served on NAREIT's board of governors.

     DONALD G. HERRMAN has been Executive Vice President since May 1995, Senior Vice President, Secretary, and Chief Financial Officer of the Company since its formation in 1993, and served as Treasurer from February 1994 to October 1994. Mr. Herrman served as Vice President-Finance and Secretary of Realty from January 1992 until February 1994, and as Realty's Treasurer from 1989 until February 1994. From 1985 until 1990, Mr. Herrman served as Controller of Realty. Mr. Herrman is a certified public accountant in California.

     LONNIE P. NADAL has been Senor Vice President of Acquisitions since 1996 and Vice President of Acquisitions since the Company's formation in 1993. Mr. Nadal served as Vice President-Acquisitions of Realty from January 1992 to February 1994, and as a Director of Operations from August 1991 until February 1994. From 1983 until 1991, Mr. Nadal was a partner of Lincoln Property Company, a development and property management company.

     ROBERT A. DEWEY has served as Vice President of Industrial Operations since January 1995, and Vice President of Operations of the Company since its formation in 1993. Mr. Dewey served as Director of Asset Management for Realty from 1992 until February 1994. From 1991 to 1992, he was oversight manager of the Newport Beach office of the Resolution Trust Corporation. From 1988 to 1990, Mr. Dewey was a Commercial Manager for a development company.

     KIMBERLY G. BROWN has served as Vice President of Apartment Operations since January 1996. Ms. Brown served as Director of Apartment Operations and Regional Manager for the Pacific Northwest apartment communities owned by the Company from August 1993 to December 1995. From 1991 to August of 1993, Ms. Brown served as a district manager for Lexford Properties, Irving Texas.

     ANGELA M. WIXTED has served as Treasurer and Controller since October 1994. Ms. Wixted served as a financial consultant for various clients from 1993 to 1994. From 1992 to 1993, Ms. Wixted was Controller for O'Donnell Property Services. From 1986 to 1992, Ms. Wixted served as CFO/Controller of SDC Investments, Inc. Ms. Wixted is a certified public accountant in California.

     The Board of Directors has created and delegated certain authority to its Executive Committee, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as follows:

     Executive Committee. The Executive Committee consists of Messrs. McKinley, Eppinga, Bowie, Quigley and Kooken. The Executive Committee has the authority to perform all functions of the full Board, subject to certain limitations prescribed by the Board and by Maryland law, including approval of all real estate investments. The Executive Committee held six meetings during the year ended December 31, 1996.

     Audit Committee. The Audit Committee consists of Messrs. Renken, Kooken and Morgan. The Audit Committee performs numerous functions, including review of the annual financial statements with both management and the independent auditors. The Audit Committee also recommends the engagement of the independent accounting firm and meets with the independent accountants regarding the scope and conduct of the annual audit. In addition, the Committee may inquire about and discuss policies and procedures with respect to principles of business conduct, financial and accounting controls, compliance with the Foreign Corrupt Practices Act of 1977, areas of special concern and other related matters. The Audit Committee met three times during the year ended December 31, 1996.

     Compensation Committee. The Compensation Committee consists of Messrs. Morgan, McKinley and Renken. The Compensation Committee reviews the performance and effectiveness of the Chief Executive Officer and recommends an annual compensation level for the Chief Executive Officer to the Board of Directors. The Committee also sets the compensation level of all other officers, approves all grants of stock options and restricted stock and administers the Company's stock option and other employee benefit programs and plans. The Compensation Committee met two times during the year ended December 31, 1996.

     Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of Messrs. Bowie, Eppinga, Quigley and Morgan. The Nominating and Corporate Governance Committee reviews governance issues and makes recommendations to the Board for committee assignments and chairmanships of the committees. The Nominating Committee also considers candidates for appointment to the Board and other such duties delegated to it. The Nominating Committee met two times during the year ended December 31, 1996.

     During the year ended December 31, 1996, all directors attended at least 75%, in the aggregate, of the meetings of the Board and Committees of which they were members during the periods they were members. During the past year, the Board of Directors met eight times.

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

     Each director of the Company who is not otherwise an employee of the Company or any of its subsidiaries or affiliates, on each December 31, commencing December 31, 1995, automatically receives an annual grant of options to purchase 500 shares of common stock at an exercise price equal to 100% of the fair market value of the Common Shares on the date of grant of such option. Non-employee directors received at the closing of the Company's initial public offering options to purchase 2,500 common shares at an exercise price equal to the fair market value of the common shares on the date of grant. Mr. Stewart Bowie, upon joining the Board of Directors in June 1994, received an initial grant of options to purchase 2,500 common shares at an exercise price equal to 100% of the fair market value of the common shares as of the date he joined the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than ten percent (10%) of a registered class of its equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such officers, directors and beneficial owners are also required by Securities and Exchange Commission rules and regulations to furnish the Company with copies of all Section 16(a) forms they file.

     The Company is aware that the following directors tendered late reports required by Section 16(a): Mr. Stewart Bowie filed three delinquent Form 4 reports regarding three transactions; Mr. Peter Eppinga filed one delinquent Form 4 report regarding two transactions; Mr. Royce McKinley filed one delinquent Form 4 report regarding two transactions; Mr. Robert Morgan filed one delinquent Form 4 report regarding one transaction; and Mr. Keith Renken filed two delinquent Form 4 reports regarding two transactions. All delinquencies were subsequently reported on a Form 5 report, submitted for the year ended December 31, 1996.

                       ITEM 11.  EXECUTIVE COMPENSATION.
COMPENSATION

     The following table sets forth the annualized base salary the Company paid for 1996 to its Chief Executive Officer and to each of the four most highly compensated officers and key employees of the Company (whose cash compensation exceeded $100,000 on an annualized basis during the year ending December 31,
1996). Prior to February 18, 1994, the Company did not pay any compeNsation to its officers.

                                                                                            LONG-TERM COMPENSATION
                                                                                     -------------------------------------
                                                        ANNUALIZED COMPENSATION(1)   AWARDS/     RESTRICTED       ALL
                                                        --------------------------   OPTIONS       STOCK         OTHER
       NAME                     CAPACITIES              YEAR    SALARY     BONUS     GRANTED      GRANTED     COMPENSATION
-------------------  ---------------------------------  ----   --------   --------   -------     ----------   ------------
Glenn L. Carpenter   Chairman of the Board, Chief       1996   $300,000   $120,000    3,000 (2)   $117,000(3)    $6,930(4)
                     Executive Officer and              1995    300,000     86,250   10,000 (2)    613,000        5,085(4)
                     President                          1994    280,000     49,000   65,000 (5)                   6,750(4)
Donald G. Hermann    Executive Vice President,          1996    156,000     46,800    2,500 (2)     84,000(3)     4,350(4)
                     Chief Financial Officer and        1995    150,000     37,250    5,000 (2)    215,000        5,085(4)
                     Secretary                          1994    145,000     18,125   45,000 (5)                   6,308(4)
Lonnie P. Nadal      Senior Vice President of           1996    135,200     42,000    2,000 (2)     67,000(3)     4,056(4)
                     Acquisitions                       1995    130,000     29,750    5,000 (2)     93,000        4,407(4)
                                                        1994    125,000     14,100   30,000 (5)                   5,505(4)
Robert A. Dewey      Vice President of Industrial       1996    114,400     33,000    1,000 (2)     33,000(3)     3,432(4)
                     Operations                         1995    110,000     17,250    5,000 (2)     59,000        3,729(4)
                                                        1994     95,000     11,875   10,000 (5)                   4,314(4)
Kimberly G. Brown    Vice President Apartment           1996     95,000     28,000    1,000 (2)     17,000(3)     2,850(4)
                     Operations                         1995     76,275     19,750    7,500 (2)         --           --
                                                        1994     50,000     12,500    1,750 (2)         --           --

---------------

(1) The Company provides automobiles and club memberships to certain key employees, including certain officers listed above, the value of which is not included in the table above and which in any case did not exceed the lesser of $50,000 or 10% of the annual salary and bonus of any individual for the year.

(2) The amount shown represents the number of shares purchasable upon exercise of an option granted under the Company's 1993 Share Option Plan. The options granted in 1996 were granted effective July 1, 1996 with an exercise price of $16.75 with vesting occurring in equal installments on each of the first five anniversaries of the date of grant. The options granted in 1995 were granted effective December 5, 1995 with an exercise price of $15.00 with vesting occurring in equal installments on each of the first five anniversaries of the date of grant.

(3) Restricted Common Stock. The following table sets forth information regarding the restricted common stock issued during 1996 to each of the named officers and key employees (all of which grants were made under the Share Option Plan).

                           RESTRICTED COMMON STOCK GRANTS
                                 IN LAST FISCAL YEAR

                                   DATE            NUMBER OF
                NAME          SHARES GRANTED     SHARES GRANTED            VESTING PERIOD
        --------------------  --------------     --------------     ----------------------------
        Glenn L. Carpenter         6/96               7,000         Equally over 7 year period
        Donald G. Herrman          6/96               5,000         Equally over 7 year period
        Lonnie P. Nadal            6/96               4,000         Equally over 7 year period
        Robert A. Dewey            6/96               2,000         Equally over 7 year period
        Kimberly G. Brown          6/96               1,000         Equally over 7 year period

The shares granted in June of 1996 were issued as performance-based compensation. Distributions will be paid on the shares of restricted common stock issued.

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

SHARE OPTION PLAN

     The Company adopted the 1993 Share Option Plan (the "Share Option Plan") to provide incentives to attract and retain officers and employees (the "Amendment"). On May 8, 1996, the stockholders of the Company approved the amendment of the Share Option Plan to increase the number of shares for which options may be granted from 350,000 shares to 700,000 shares. The Share Option Plan provides for grants of options to purchase a specified number of shares of common stock, awards of restricted common stock, and grants of stock appreciation rights. Under the Share Option Plan the total number of shares available to be granted is 700,000 Common Shares, 45,000 of which have been reserved for awards to non-employee directors. Participants in the Share Option Plan who are officers or any other employees of the Company are selected by the Compensation Committee. Directors of the Company are also eligible to participate, but, in the case of directors who are not also employees, only pursuant to automatic grants under a specified formula set forth in the Share Option Plan. No employee may receive a grant of options for more than 100,000 shares of Common Stock in any calendar year.

STOCK OPTIONS.

     The following table sets forth (i) all individual grants of stock options made by the Company during 1996 to each of the named officers and key employees (all of which grants were made under the Share Option Plan), (ii) the ratio that the number of options granted to each individual bears to the total number of options granted to all employees of the Company, (iii) the exercise price and expiration date of these options, and (iv) the estimated potential realizable values assuming either a 5% or 10% annualized rate of appreciation from the relevant date of grant.

                                                                                                POTENTIAL
                                                                                               REALIZABLE
                                                                                            VALUE AT ASSUMED
                         NUMBER OF        # OF TOTAL                                         ANNUAL RATES OF
                           COMMON          OPTIONS                                             STOCK PRICE
                           SHARES         GRANTED TO                                        APPRECIATION FOR
                         UNDERLYING      EMPLOYEES IN                                        OPTION TERM(1)
                          OPTIONS           FISCAL          EXERCISE        EXPIRATION     -------------------
         NAME            GRANTED(2)          YEAR         PRICE ($/SH)         DATE          5%          10%
----------------------  ------------     ------------     -------------     ----------     -------     -------
Glenn L. Carpenter....      3,000             29%            $ 16.75         7/1/06        $31,700     $79,900
Donald G. Herrman.....      2,500             24               16.75         7/1/06         26,400      66,600
Lonnie P. Nadal.......      2,000             20               16.75         7/1/06         21,100      53,300
Robert A. Dewey.......      1,000              9               16.75         7/1/06         10,550      26,600
Kimberly G. Brown.....      1,000              9               16.75         7/1/06         10,550      26,600

---------------

(1) The amounts shown in these columns are based upon assumed rates of appreciation over the option term which are prescribed by applicable SEC regulations. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's common stock, overall market conditions and the option holder's continued employment through the applicable vesting periods.

(2) In each case, the amounts shown relate to option grants made July 1, 1996.

                  AGGREGATED OPTIONS EXERCISED IN FISCAL 1996
                       AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth the total number of all outstanding unexercised options held by the named officers and key employees as of the end of 1996. None of the named officers exercised any options during 1996. On December 31, 1996, the fair market value per share of common stock was $19.50.

                                               NUMBER OF COMMON SHARES              VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                            OPTIONS AT DECEMBER 31, 1996           AT DECEMBER 31, 1996(a)
                                           -------------------------------     -------------------------------
                  NAME                     EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
-----------------------------------------  ------------     --------------     ------------     --------------
Glenn L. Carpenter.......................     67,000            11,000           $ 90,300          $ 44,300
Donald G. Herrman........................     46,000             6,500             60,800            24,900
Lonnie P. Nadal..........................     13,000            24,000             19,500            46,000
Robert A. Dewey..........................      5,000            11,000              9,500            28,300
Kimberly G. Brown........................      2,200             8,050              7,600            31,100

---------------

(a) Market value of underlying securities at December 31, 1996, minus the exercise price of "in-the-money" options.

DEFERRED COMPENSATION PLAN

     Mr. Carpenter received credit under the Deferred Compensation Plan for years of service with Realty. The Company assumed the obligations of Realty and Mr. Carpenter is fully vested. Annualized examples of the benefits, commencing at age 65, are set forth below. The examples assume retirement as of December 31, 1996 after assumed years of service.

                                      YEARS OF SERVICE
             -------------------------------------------------------------------
 SALARY         5          10          15          20          25          30
--------     -------     -------     -------     -------     -------     -------
$100,000     $20,448     $15,896     $11,345     $ 6,793     $ 2,241     $ 2,241
 125,000      25,448      19,646      13,845       8,043       2,241       2,241
 150,000      30,448      23,396      16,345       9,293       2,241       2,241
 175,000      36,698      29,646      22,595      15,543       8,491       9,741
 200,000      42,948      35,896      28,845      21,793      14,741      17,241
 225,000      49,198      42,146      35,095      28,043      20,991      24,741
 250,000      55,448      48,396      41,345      34,293      27,241      32,241
 275,000      61,698      54,646      47,595      40,543      33,491      39,741
 300,000      67,948      60,896      53,845      46,793      39,741      47,241
 325,000      74,198      67,146      60,095      53,043      45,991      54,741
 350,000      80,448      73,396      66,345      59,293      52,241      62,241

RETIREMENT INCOME PLAN

     The Company has established a defined benefit retirement income plan (the "Retirement Income Plan") that is noncontributory. Benefits are determined regardless of position under a formula applied uniformly to all employees of the Company (except as otherwise required under the Code's "top-heavy" rules relating to "key" employees), and depend upon the employee's length of service, and the employee's highest consecutive five year average earnings up to $150,000 less certain social security benefits.

     Employees are eligible to participate in the plan after attaining age 21 and completing one year of service. The plan currently provides for 100% vesting of an employee's interest after five years of service, except to the extent faster vesting is required under the Code's "top-heavy" rules.

     The following table illustrates the estimated annual retirement benefit payable under the Retirement Income Plan at age 65, after reduction for certain social security benefits, for participants with compensation and credited years of service shown. The benefits shown assume retirement at age 65 as of December 31, 1996, subject to the maximum annual benefit of $120,000 shown below. This maximum annual amount is actuarially increased to participants who retire after age 65.

                                      YEARS OF SERVICE
             -------------------------------------------------------------------
 SALARY         5          10          15          20          25          30
--------     -------     -------     -------     -------     -------     -------
$100,000     $ 9,104     $18,208     $27,311     $36,415     $45,519     $55,519
 125,000      11,604      23,208      34,811      46,415      58,019      70,519
 150,000      14,104      28,208      42,311      56,415      70,519      85,519
 175,000      14,104      28,208      42,311      56,415      70,519      85,519
 200,000      14,104      28,208      42,311      56,415      70,519      85,519
 225,000      14,104      28,208      42,311      56,415      70,519      85,519
 250,000      14,104      28,208      42,311      56,415      70,519      85,519
 275,000      14,104      28,208      42,311      56,415      70,519      85,519
 300,000      14,104      28,208      42,311      56,415      70,519      85,519
 325,000      14,104      28,208      42,311      56,415      70,519      85,519
 350,000      14,104      28,208      42,311      56,415      70,519      85,519

     Participants will receive credit under the Retirement Income Plan for employment by Realty. The officers and their salaries covered under these plans and their years of service for purposes of these plans are as follows:

                                                                                     DEFERRED
                                       ANNUAL       YEARS OF       RETIREMENT      COMPENSATION
                    NAME               SALARY      SERVICE(1)      INCOME PLAN      AGREEMENT
        ----------------------------  --------     -----------     -----------     ------------
        Mr. Carpenter...............  $300,000          25           Yes             Yes
        Mr. Herrman.................   156,000          12           Yes              No
        Mr. Nadal...................   135,200           6           Yes              No

---------------

(1) Includes years of service at Realty.

THRIFT PLAN

     The Company has established a thrift plan under which employees may elect to contribute up to 21% of their annual compensation on a combination before-and-after tax basis, excluding bonuses. Contributions by the employee are matched by the Company at a 75% rate with total matching contributions not exceeding a maximum of 4 1/2% of the contributing employee's annual compensation. Matching contributions are in the form of cash, which is used by the trustee to purchase common shares of the Company. Employee contributions are invested in a fixed income fund, various growth funds, or a combination thereof, according to the employee's choice. The Plan provides for 20% vesting of contributions by the Company for each full year of service, increasing to 100% vesting after five years of service. (See "Compensation" above for the amounts contributed by the Company during 1995 for the benefit of its officers.)

EMPLOYMENT CONTRACTS

     Each of Messrs. Carpenter, Herrman, Nadal and Dewey has an employment contract with the Company for a term of two years (four years in the case of Mr. Carpenter) commencing in February 1995. The contracts provide for annual base compensation, subject to any increases in base compensation recommended by the Compensation Committee and approved by the Board of Directors. Messrs. Carpenter, Herrman, Nadal and Dewey, and the other officers of the Company will also receive incentive compensation in accordance with criteria to be established by the Compensation Committee and approved by the Board of Directors, which the Company expects will be determined primarily on the basis of Funds from Operations growth per common share and in some cases on the basis of division or other performance goals. Each of the employment contracts provides for certain severance payments in the event of death or disability or upon termination by the Company without good cause and provides for certain payments (twice the sum of current annual salary plus prior year bonus in the case of Mr. Carpenter and one time the sum of current annual salary plus prior year bonus in all other cases) in the event that employment is terminated following a change in control.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Shares of the Company as of December 31, 1996 by each person known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding common shares, each director of the Company, the officers of the Company, and by all directors and officers as a group. To the Company's knowledge, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person, and the address of each person named is the same as the Company's unless otherwise indicated in the accompanying notes.

                                                             COMMON SHARES BENEFICIALLY
                                                                        OWNED
                                                            -----------------------------
                         BENEFICIAL OWNER                   AMOUNT          PERCENT OF(1)
        --------------------------------------------------  -------         -------------
        Morgan Stanley & Co...............................  635,900(2)           6.5%
        Investment Counselors of Maryland.................  409,900(3)           4.2
        Capital Growth Management, L.P....................  401,800(4)           4.1
        FMR Corporation...................................  380,100(5)           3.8
        Glenn L. Carpenter................................  130,177(6)           1.3
        Donald G. Herrman.................................   73,376(7)
        Lonnie P. Nadal...................................   48,016(8)             *
        Robert A. Dewey...................................   22,198(9)             *
        Angela M. Wixted..................................   13,740(10)            *
        Kimberly G. Brown.................................   11,424(11)            *
        Royce B. McKinley.................................   17,000(12)            *
        Robert E. Morgan..................................   30,654(12)            *
        Stewart W. Bowie..................................   44,800(12)(13)        *
        Peter L. Eppinga..................................   15,296(12)            *
        John F. Kooken....................................   12,300(12)            *
        Keith W. Renken...................................    7,500(12)            *
        All officers and directors as a group (12
          persons)........................................  426,481              4.3

---------------

   * Less than 1%.

 (1) Except as otherwise stated in the notes below, all percentages shown are without assuming conversion of any of the Company's Convertible Subordinated Debentures into Common Shares.

 (2) Morgan Stanley & Company Incorporated's ("Morgan Stanley") address is 1221 Avenue of the Americas, New York, New York 10020. Information regarding ownership of common shares by Morgan Stanley is included herein in reliance upon information set forth in an Amended Schedule 13G filed on February 14, 1997 by Morgan Stanley. Morgan Stanley has indicated in the Schedule 13G that all shares are owned by various investment advising clients of Morgan Stanley and that Morgan Stanley is deemed to be the beneficial owner pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

 (3) Investment Counselors of Maryland, Inc.'s ("ICM") address is 803 Cathedral Street, Baltimore, Maryland 21201. Information regarding ownership of common shares by ICM is included herein in reliance upon information set forth in an Amended Schedule 13G filed on February 14, 1997 by ICM. ICM has indicated in the Schedule 13G that all shares are owned by various investment advising clients of ICM and that ICM is deemed to be the beneficial owner pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

 (4) Capital Growth Management Limited Partnership's ("CGM") address is One International Place, Boston, Massachusetts 02110. Information regarding ownership of common shares by CGM is included herein in reliance upon information set forth in an Amended Schedule 13G filed on February 11, 1997 by CGM. CGM has indicated in the Schedule 13G that all shares are owned by various investment advising clients of CGM and that CGM is deemed to be the beneficial owner pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

 (5) FMR Corporation's ("FMR") address is 82 Devonshire Street, Boston, Massachusetts 02109. Information regarding ownership of common shares by FMR is included herein in reliance upon information set forth in an Amended
     Schedule 13G filed on February 14, 1997 by FMR. FMR has indicated in the
     Schedule 13G that all shares are owned by various investment advising clients of FMR and that FMR is deemed to be the beneficial owner pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

 (6) Includes 78,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan, 46,363 shares of restricted stock granted under the Company's 1993 Share Option Plan, and 3,537 shares allocated to Mr. Carpenter in the Company's Thrift Plan. (See "EXECUTIVE COMPENSATION -- Share Option Plan" and "Thrift Plan.")

 (7) Includes 52,500 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan, 18,818 shares of restricted stock granted under the Company's 1993 Share Option Plan, and 2,058 shares allocated to Mr. Herrman in the Company's Thrift Plan. (See "EXECUTIVE COMPENSATION -- Share Option Plan" and "Thrift Plan.")

 (8) Includes 37,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan, 10,025 shares of restricted stock granted under the Company's 1993 Share Option Plan, and 491 shares allocated to Mr. Nadal in the Company's Thrift Plan. (See "EXECUTIVE COMPENSATION -- Share Option Plan" and "Thrift Plan.")

 (9) Includes 16,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan, 5,863 shares of restricted stock granted under the Company's 1993 Share Option Plan, and 335 shares allocated to Mr. Dewey in the Company's Thrift Plan. (See "EXECUTIVE COMPENSATION -- Share Option Plan" and "Thrift Plan.")

(10) Includes 11,000 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan and 2,527 shares of restricted stock granted under the Company's 1993 Share Option Plan. (See "EXECUTIVE COMPENSATION -- Share Option Plan.")

(11) Includes 10,250 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan and 1,000 shares of restricted stock granted under the Company's 1993 Share Option Plan. (See "EXECUTIVE COMPENSATION -- Share Option Plan.")

(12) Includes 3,500 shares purchasable upon exercise of options granted under the Company's 1993 Share Option Plan. (See "EXECUTIVE COMPENSATION -- Share Option Plan.")

(13) Excludes 2,000 shares of common stock owned by Mr. Bowie's adult step-daughter; Mr. Bowie disclaims beneficial ownership of such. Also excludes 2,000 shares of common stock owned by Mr. Bowie's adult step-son; Mr. Bowie disclaims beneficial ownership of such shares.

             ITEM 13. CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report

     1. Financial Statements. See Index to Financial Statements.

     2. Financial Statement Schedules. See Index to Financial Statements.

     3. Exhibits. See Exhibit Index on pages 33 and 34.

(b) Reports on Form 8-K.

     The Company filed a report on Form 8-K filed November 7, 1996, under item 5 reporting the results of operations for the period ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACIFIC GULF PROPERTIES INC.

                                          By:     /s/ GLENN L. CARPENTER
                                            ------------------------------------
                                            Glenn L. Carpenter
                                            Chairman of the Board of Directors
                                            President and Chief Executive
                                              Officer

                                          By:      /s/ DONALD G. HERRMAN
                                            ------------------------------------
                                            Donald G. Herrman
                                            Executive Vice President, Secretary,
                                            and Chief Financial Officer
                                              (Principal
                                            Financial and Accounting Officer)

Date: March 18, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                    NAME                                            TITLE
---------------------------------------------    --------------------------------------------

           /s/ GLENN L. CARPENTER                Chairman of the Board of Directors
---------------------------------------------    President, Chief Executive Officer
             Glenn L. Carpenter
        (Principal Executive Officer)

            /s/ ROYCE B. MCKINLEY                Director
---------------------------------------------
              Royce B. McKinley

            /s/ STEWART W. BOWIE                 Director
---------------------------------------------
              Stewart W. Bowie

             /s/ KEITH W. RENKEN                 Director
---------------------------------------------
               Keith W. Renken

            /s/ ROBERT E. MORGAN                 Director
---------------------------------------------
              Robert E. Morgan

            /s/ PETER L. EPPINGA                 Director
---------------------------------------------
              Peter L. Eppinga

             /s/ JOHN F. KOOKEN                  Director
---------------------------------------------
               John F. Kooken

          /s/ JAMES E. QUIGLEY, III              Director
---------------------------------------------
            James E. Quigley, III

                                 EXHIBIT INDEX

 3.1      Amended and Restated Articles of Incorporation*
 3.2      Bylaws*
 4.1      Indenture between the Company and Harris Trust Company of California, as trustee.*
10.1      Purchase and Sale Agreement between Santa Anita Realty Enterprises, Inc. and the
          Company*
10.2      Amended and Restated Employment Agreement between the Company and Glenn L.
          Carpenter+
10.3      Amended and Restated Employment Agreement between the Company and Donald G.
          Herrman+
10.4      Amended and Restated Employment Agreement between the Company and Lonnie P. Nadal+
10.5      Employment Agreement between the Company and Robert A. Dewey+
10.6      1993 Share Option Plan*
10.7      Park Place Acquisition Agreement*
10.8      Management Agreement between Santa Anita Realty Enterprises, Inc. and the Company*
10.9      Purchase and Sale Agreement and Joint Escrow Instructions among Golden West Equity
          Properties, Inc., Golden West Ontario Associates, Golden West Vista Associates and
          Pacific Gulf Properties Inc.*
10.10     Registration Rights Agreement between Santa Anita Realty Enterprises, Inc. and the
          Company*
10.11     Amendment Nos. 1 and 2 to the Purchase and Sale Agreement and Joint Escrow
          Instructions among Golden West Equity Properties, Inc., Gold West Ontario
          Associates, Golden West Vista Associates and Pacific Gulf Properties Inc.*
10.13     Master Agreement, dated September 30, 1994, between Pacific Gulf Properties, Inc.,
          PGP Baldwin, Inc., Santa Anita Realty Enterprises, Inc., Baldwin Associates, Ltd.
          and Wm. P. Willman & Associates regarding Baldwin Park Acquisition**
10.14     Closing Agreement, dated October 1, 1994, between Pacific Gulf Properties Inc. and
          Santa Anita Realty Enterprises, Inc. regarding Baldwin Park Acquisition**
10.15     Settlement Agreement and Mutual General Release, effective as of January 30, 1995, between Pacific Gulf Properties Inc., PGP Baldwin, Inc., Baldwin Industrial
          Properties, Ltd., Baldwin Associates, Ltd., W.T. Grant, et al. regarding Baldwin
          Park Acquisition**
10.16     Award of Arbitration dated March 15, 1995 regarding Baldwin Park Acquisition**
10.17     Stipulation and Order Confirming Arbitration Award dated March 22, 1995 regarding
          Baldwin Park Acquisition**
10.18     Term Loan Agreement, dated March 3, 1995, between Pacific Gulf Properties Inc. and
          Bank of America National Trust and Savings Association**
10.19     Term Loan Agreement, dated March 3, 1995, between Pacific Gulf Properties Inc. and
          Bank of America National Trust and Savings Association**
10.20     Term Loan Agreement, dated March 3, 1995, between Pacific Gulf Properties Inc. and
          Bank of America National Trust and Savings Association**
10.21     Association** Exchange Agreement, dated April 15, 1995, between the Company and
          Glenn L. Carpenter, regarding Deferred Compensation Agreement+
10.22     Exchange Agreement, dated April 15, 1995, between the Company and Donald G.
          Herrman, regarding Deferred Compensation Agreement+
10.23     Exchange Agreement, dated April 15, 1995, between the Company and Lonnie P. Nadal, regarding Deferred Compensation Agreement+

10.24     Exchange Agreement, dated April 15, 1995, between the Company and Robert A. Dewey, regarding Deferred Compensation Agreement+
10.25     Amended and Restated Agreement of Limited Partnership of PGP Inland Communities,
          L.P., dated as of August 15, 1995+
10.26     Master Contribution Agreement, dated as of August 15, 1995, regarding formation of
          PGP Inland Communities, L.P.+
10.27     Purchase Agreement and Escrow Instructions, dated September 15, 1995, by and between Capitol Investment Associates Corp. and Pacific Gulf Properties Trust,
          regarding sale of Texas apartment portfolio+
10.29     Dividend Reinvestment Plan of the Company dated May 9, 1995***
10.30     Investment Agreement, dated December 31, 1996, between the Company and Five Arrows
          Realty Securities L.L.C.++
10.31     Articles Supplementary, dated January 1997, classifying 1,351,351 Shares of
          Preferred Stock as Class A Senior Cumulative Convertible Preferred Stock of the
          Company.++
10.32     Operating Agreement, dated January 1997, between the Company and Five Arrows Realty
          Securities L.L.C.++
10.33     Amendment to 1993 Share Option Plan+++
10.34     Syndicated Credit Agreement, dated as of August 30, 1996 by and among the Company,
          Bank of America National Trust and Savings Association, as Agent for the other
          Banks party thereto and as a Bank, and the other Banks party thereto.
21.01     Subsidiaries**
23.01     Consent of Ernst & Young LLP
27.00     Financial Data Schedule

---------------

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

*** Incorporated by reference from the Company's registration statement on Form S-3 (33- 92082) filed on May 9, 1995.

+ Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

++ Incorporated by reference from the Company's Current Report on Form 8-K filed on January 14, 1997.

+++ Incorporated by reference from the Company's Proxy Statement filed on or about April 5, 1996.

                          PACIFIC GULF PROPERTIES INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                       PAGE
                                                                                       -----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
  Report of Independent Auditors.....................................................    F-2
  Consolidated Balance Sheets as of December 31, 1996 and 1995.......................    F-3
  Consolidated and Combined Statements of Operations for the years ended December 31,
     1996, 1995 and 1994.............................................................    F-4
  Consolidated and Combined Statements of Equity for the years ended December 31,
     1996, 1995 and 1994.............................................................    F-5
  Consolidated and Combined Statements of Cash Flows for the years ended December 31,
     1996, 1995 and 1994.............................................................    F-6
  Notes to Consolidated and Combined Financial Statements............................    F-7

SCHEDULE FILED AS PART OF THIS REPORT
  Schedule III -- Real Estate and Accumulated Depreciation...........................   F-21

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Pacific Gulf Properties Inc.

     We have audited the accompanying consolidated balance sheets of Pacific Gulf Properties Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated and combined statements of operations, equity, and cash flows of the Company and the multifamily and industrial operations acquired from Santa Anita Realty Enterprises, Inc. (the "Predecessor Multifamily and Industrial Operations") for the years ended December 31, 1996 and 1995, and for the periods February 18, 1994 through December 31, 1994 and January 1, 1994 through February 17, 1994. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the consolidated and combined results of operations and cash flows of the Company and the Predecessor Multifamily and Industrial Operations for the years ended December 31, 1996 and 1995, and for the periods February 18, 1994 through December 31, 1994 and January 1, 1994 through February 17, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Newport Beach, California
February 13, 1997

                          PACIFIC GULF PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Real estate assets (Notes 2 and 3)
  Land.................................................................  $111,253     $ 75,011
  Buildings............................................................   270,458      225,142
                                                                         --------     --------
                                                                          381,711      300,153
  Accumulated depreciation.............................................   (28,844)     (21,461)
                                                                         --------     --------
                                                                          352,867      278,692
Cash and cash equivalents..............................................     1,523        2,847
Accounts receivable....................................................     2,125          959
Other assets (Notes 3 and 4)...........................................     8,125        6,093
                                                                         --------     --------
                                                                         $364,640     $288,591
                                                                         ========     ========
                                    LIABILITIES AND EQUITY
Loans payable (Notes 2 and 3)..........................................  $197,401     $149,847
Accounts payable and accrued liabilities (Note 5)......................     5,671        5,644
Dividends payable......................................................     4,001        1,943
Convertible subordinated debentures (Note 4)...........................    14,227       55,659
                                                                         --------     --------
                                                                          221,300      213,093
Minority interests in consolidated partnership (Note 6)................     3,518        3,518
Commitments and contingencies (Note 7)
Shareholders' equity (Notes 4, 5 and 9)
  Preferred shares, $.01 par value; 5,000,000 shares authorized; no
     shares outstanding................................................        --           --
  Common shares, $.01 par value; 25,000,000 shares authorized; shares
     issued and outstanding 9,757,917 (1996) and 4,856,937 (1995)......        98           49
  Excess shares, $.01 par value; 30,000,000 shares authorized; no
     shares outstanding................................................        --           --
  Outstanding restricted stock.........................................      (877)        (669)
  Additional paid-in capital...........................................   157,895       77,979
  Distributions in excess of earnings..................................   (17,294)      (5,379)
                                                                         --------     --------
                                                                          139,822       71,980
                                                                         --------     --------
                                                                         $364,640     $288,591
                                                                         ========     ========

                See accompanying notes to financial statements.

                          PACIFIC GULF PROPERTIES INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         PREDECESSOR
                                                                                         MULTIFAMILY
                                                                                             AND
                                                                                          INDUSTRIAL
                                                            COMPANY                       OPERATIONS
                                            ----------------------------------------     ------------
                                                                         FEBRUARY 18      JANUARY 1
                                            YEAR ENDED     YEAR ENDED      THROUGH         THROUGH
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    FEBRUARY 17,
                                               1996           1995           1994            1994
                                            ----------     ----------     ----------     ------------
REVENUES
Rental income
  Multifamily properties..................  $   29,104     $   24,898     $   16,783        $   2,154
  Industrial properties...................      20,783         12,193          7,074              133
                                            ----------     ----------     ----------           ------
                                                49,887         37,091         23,857            2,287
                                            ----------     ----------     ----------           ------
EXPENSES
Rental property expenses
  Multifamily properties..................      11,554         10,215          7,524            1,311
  Industrial properties...................       5,308          2,567          1,475               66
                                            ----------     ----------     ----------           ------
                                                16,862         12,782          8,999            1,377
Depreciation..............................       8,236          6,081          3,331              390
Interest (including amortization of
  debenture discount and financing costs
  of $1,211, $1,009, $606 and $17,
  respectively)...........................      18,411         14,066          7,332              832
General and administrative (Note 9).......       2,974          2,423          1,522              203
Minority interests (Note 6)...............          --             --             --               --
Nonrecurring loss on exchange of
  debentures for common stock (Note 4)....       3,596             --             --               --
                                            ----------     ----------     ----------           ------
                                                50,079         35,352         21,184            2,802
                                            ----------     ----------     ----------           ------
INCOME (LOSS) BEFORE GAIN ON SALE OF
  PROPERTIES AND EXTRAORDINARY ITEM.......        (192)         1,739          2,673             (515)
Gain on sale of properties (Note 8).......          74          6,664             --               --
                                            ----------     ----------     ----------           ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...        (118)         8,403          2,673             (515)
Extraordinary item
  Loss from extinguishment of debt........          --             --          2,990               --
                                            ----------     ----------     ----------           ------
NET INCOME (LOSS).........................  $     (118)    $    8,403     $     (317)       $    (515)
                                            ==========     ==========     ==========           ======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.............................   6,340,748      4,830,723      4,273,337
                                            ==========     ==========     ==========
PER COMMON SHARE DATA (Note 1)
  Income before extraordinary item........  $     (.02)    $     1.74     $      .63
  Extraordinary item......................          --             --           (.70)
                                            ----------     ----------     ----------
  Net income (loss).......................  $     (.02)    $     1.74     $     (.07)
                                            ==========     ==========     ==========
DISTRIBUTIONS DECLARED PER COMMON SHARE...  $     1.61     $     1.57     $     1.35
                                            ==========     ==========     ==========

                See accompanying notes to financial statements.

                          PACIFIC GULF PROPERTIES INC.

                 CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
                                 (IN THOUSANDS)

EQUITY, December 31, 1993.........................................................  $  9,501
Net distributions to Predecessor..................................................      (626)
Net loss..........................................................................      (515)
                                                                                    --------
EQUITY, February 18, 1994(a)......................................................     8,360
                                                                                    --------
Common shares issued (Note 9).....................................................    68,678
Distributions declared............................................................    (5,861)
Net loss..........................................................................      (317)
                                                                                    --------
EQUITY, December 31, 1994.........................................................    70,860
                                                                                    --------
Common shares issued..............................................................       988
Outstanding restricted stock (Note 5).............................................      (669)
Distributions declared............................................................    (7,602)
Net income........................................................................     8,403
                                                                                    --------
EQUITY, December 31, 1995.........................................................    71,980
                                                                                    --------
Common shares issued (Notes 4 and 9)..............................................    79,966
Outstanding restricted stock (Note 5).............................................      (208)
Distributions declared............................................................   (11,798)
Net loss..........................................................................      (118)
                                                                                    --------
EQUITY, December 31, 1996.........................................................  $139,822
                                                                                    ========

---------------

(a) Amounts presented prior to February 18, 1994 represent the combined equity of the Predecessor Multifamily and Industrial Operations.

                See accompanying notes to financial statements.

                          PACIFIC GULF PROPERTIES INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              PREDECESSOR
                                                                                              MULTIFAMILY
                                                                                                  AND
                                                                                               INDUSTRIAL
                                                                  COMPANY                      OPERATIONS
                                                 ------------------------------------------   ------------
                                                                               FEBRUARY 18     JANUARY 1
                                                  YEAR ENDED     YEAR ENDED      THROUGH        THROUGH
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   FEBRUARY 17,
                                                     1996           1995           1994           1994
                                                 ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..............................    $   (118)     $    8,403      $   (317)       $ (515)
Adjustments to reconcile net earnings to net
  cash provided by operating activities
  Depreciation.................................       8,236           6,081         3,331           390
  Amortization of financing costs..............         641             457           142            17
  Amortization of debenture discount and
     costs.....................................         570             552           464            --
  Compensation recognized relating to
     restricted stock..........................         208              83            --            --
  Nonrecurring loss on exchange of debentures
     for common stock..........................       3,596              --            --            --
  Gain on sale of real estate properties.......         (74)         (6,664)           --            --
  Loss from extinguishment of debt.............                          --         2,990            --
  (Increase) decrease in accounts receivable...      (1,166)           (258)           --            --
  (Increase) decrease in certain other
     assets....................................      (3,397)         (2,295)       (1,762)          594
  Increase (decrease) in certain liabilities...          27             779        (1,130)         (254)
                                                   --------       ---------      --------         -----
Net cash provided by operating activities......       8,523           7,138         3,718           232
                                                   --------       ---------      --------         -----
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to real estate assets................     (89,613)       (113,663)      (99,504)           --
Proceeds from sale of real estate properties...       7,695          29,183            --            --
                                                   --------       ---------      --------         -----
Net cash used in investing activities..........     (81,918)        (84,480)      (99,504)           --
                                                   --------       ---------      --------         -----
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes payable...........      63,600         112,070        15,189            --
Proceeds from revolving line of credit.........      28,075           4,300        39,147            --
Repayment of mortgage notes payable............     (14,659)         (8,725)      (29,146)          (25)
Repayment of revolving line of credit..........     (29,462)        (27,278)      (44,425)           --
Proceeds from issuance of convertible
  subordinated debentures......................          --              --        55,420            --
Increase in deferred debenture costs...........          --              --        (3,006)           --
Debentures converted to common stock...........     (42,114)             --            --            --
Issuance of common stock.......................      76,370             317        68,678            --
Increase in liabilities associated with
  issuance of common shares and convertible
  debentures...................................          --              --         4,425            --
Payment of costs associated with extinguishment
  of debt......................................          --              --        (2,990)           --
Minority interest contributions................          --           3,518            --            --
Distributions paid.............................      (9,739)         (7,528)       (3,992)           --
Net distributions to Predecessor...............          --              --            --          (626)
                                                   --------       ---------      --------         -----
Net cash provided by (used in) financing
  activities...................................      72,071          76,674        99,300          (651)
                                                   --------       ---------      --------         -----
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................      (1,324)           (668)        3,514          (419)
CASH AND CASH EQUIVALENTS -- beginning of
  period.......................................       2,847           3,515             1           420
                                                   --------       ---------      --------         -----
CASH AND CASH EQUIVALENTS -- end of period.....    $  1,523      $    2,847      $  3,515        $    1
                                                   ========       =========      ========         =====

                See accompanying notes to financial statements.

                          PACIFIC GULF PROPERTIES INC.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Pacific Gulf Properties Inc. is incorporated in Maryland and operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Pacific Gulf Properties Inc. commenced operations on February 18, 1994 upon receipt of the proceeds from its initial public offerings and consummation of certain formation transactions (Note 9).

  Basis of Presentation

     The consolidated and combined financial statements include the accounts of Pacific Gulf Properties Inc., and all subsidiaries and partnerships over which it has control (the "Company") in addition to the multifamily and industrial operations acquired from Santa Anita Realty Enterprises, Inc. ("Realty" or the "predecessor") on a combined historical cost basis (the "Predecessor Multifamily and Industrial Operations"). The combined financial statements of the Predecessor Multifamily and Industrial Operations for the period prior to February 18, 1994, are not intended to present the results of operations or cash flows of either the Company or its predecessor. All intercompany accounts and transactions have been eliminated in consolidation.

  Real Estate Assets

     Real estate assets are held for investment and stated at cost less accumulated depreciation. The properties acquired at formation were recorded at the Predecessor's historical cost basis. Cost includes the cost of land, development and construction in progress, and completed buildings and related improvements. Costs related to the development and construction of properties are capitalized as incurred. Interest and property taxes are capitalized to properties under active development. Expenditures which increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 40 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

     Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the assets' carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. At December 31, 1996 and 1995, no indicators of impairment existed. In 1995, the Company adopted Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. There was no impact to the 1995 financial statements resulting from the Company's adoption of Statement 121.

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

                            PACIFIC GULF PROPERTIES

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. Concentration of credit risk with respect to accounts receivable is limited due to the number of multifamily and industrial tenants.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's short-term investments and loans payable approximate their fair values as of December 31, 1996.

     The fair value as of December 31, 1996 of the Company's convertible subordinated debentures, based on the closing price of the debentures on the last trading day in 1996 on the American Stock Exchange, was $14,762,000.

  Dividend Reinvestment Plan

     During the years ended December 31, 1996 and 1995, the Company issued 1,900 and 422 shares, respectively, under the Company's Dividend Reinvestment Plan.

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

  Interest

     Interest expense incurred for the years ended December 31, 1996, 1995 and 1994 totaled $17,427,000, $13,057,000 and $7,541,000, respectively. Interest expense for 1996, 1995 and 1994 includes $4,720,000, $4,736,000 and $4,052,000 related to the Company's convertible subordinated debentures (Note 4).

     For the year ended December 31, 1996, the Company capitalized $215,000 related to real estate projects undergoing development and construction activities (Note 2).

     Interest paid for the years ended December 31, 1996, 1995 and 1994 totaled $18,803,000, $11,785,000 and $4,764,000, respectively. In December 1996, the
Company exchanged $42,069,000 in principal amount of convertible subordinated debentures in connection with the Company's tender offer (filed on December 11, 1996 with the Securities and Exchange Commission) to induce early conversion of its convertible subordinated debentures (Note 4). As a result, $1,282,000 of interest was paid to the bond holders upon conversion; had the conversion not occurred, interest would have been paid to bond holders in 1997.

  Gain on Sale of Properties

     Gains on sales of properties are recognized by the Company when title to the real estate passes to the buyer, an adequate down payment is received, the collectibility of notes received from buyers is reasonably assured, and other conditions necessary for gain recognition have been satisfied.

                            PACIFIC GULF PROPERTIES

  Income Taxes

     The Company has elected to be taxed as a REIT. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 95% of its REIT taxable income, as defined by the Internal Revenue Code, to its shareholders, and also to satisfy certain other requirements. The Company has estimated that approximately 45% (unaudited) of the dividends paid to shareholders in 1996 represented a return of capital for income tax purposes.

  Per Share Data

     Per share amounts are calculated based upon weighted average common shares outstanding and common share equivalents for the years ended December 31, 1996 and 1995 and for the period February 18, 1994 (date of initial public offering) through December 31, 1994. Common stock equivalents include stock options which are considered dilutive for purposes of computing primary earnings per share.

     The conversion of the Company's convertible subordinated debentures into shares of common stock (Note 4), for purposes of computing fully diluted earnings (loss) per share would be anti-dilutive.

  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended December 31, 1996. Accordingly, actual results could differ from those estimates in the near term.

  Reclassifications

     Certain financial statement amounts have been reclassified to conform to the current year presentation.

                            PACIFIC GULF PROPERTIES

 2. REAL ESTATE ASSETS

     The Company's multifamily and industrial portfolio at December 31, 1996 and 1995 consists of the following:

                                                              1996             1995
                                                          ------------     ------------
        Multifamily properties
          Land..........................................  $ 49,175,000     $ 45,785,000
          Buildings.....................................   148,993,000      141,997,000
                                                          ------------     ------------
                                                           198,168,000      187,782,000
        Accumulated depreciation........................   (16,032,000)     (11,903,000)
                                                          ------------     ------------
                                                           182,136,000      175,879,000
                                                          ------------     ------------
        Industrial properties
          Land..........................................    62,078,000       29,226,000
          Buildings.....................................   121,465,000       83,145,000
                                                          ------------     ------------
                                                           183,543,000      112,371,000
        Accumulated depreciation........................   (12,812,000)      (9,558,000)
                                                          ------------     ------------
                                                           170,731,000      102,813,000
                                                          ------------     ------------
        Total
          Land..........................................  $111,253,000     $ 75,011,000
          Buildings.....................................   270,458,000      225,142,000
                                                          ------------     ------------
                                                           381,711,000      300,153,000
        Accumulated depreciation........................   (28,844,000)     (21,461,000)
                                                          ------------     ------------
                                                          $352,867,000     $278,692,000
                                                          ============     ============

  Multifamily Properties

     At December 31, 1996, the Company owns and operates 22 multifamily properties containing 4,110 apartment units located in Southern California and the Pacific Northwest. During 1996, the Company purchased a multifamily property containing 165 apartment units located in Ontario, California.

     In 1996, the Company commenced development of a 166 unit multifamily property for active seniors located in the masterplanned community of Rancho Santa Margarita, California. Land acquisition and development costs incurred through December 31, 1996 totaled $2,111,000 (including land cost of $1,642,000). Interest capitalized related to the property's development activities during 1996 totaled $46,000.

  Industrial Properties

     At December 31, 1996, the Company owns and operates 21 industrial properties containing an aggregate of 4,573,000 leasable square feet located in the states of California and Washington. During 1996, the Company purchased 13 industrial properties located primarily in Southern California containing an aggregate of 2,054,000 leasable square feet, and sold an industrial building and the underlying land to an existing tenant (Note 8).

     In 1996, the Company commenced redevelopment of a newly acquired single-tenant industrial property containing approximately 327,000 leasable square feet located in the City of Industry, California. Interest capitalized related to the property's development activities during 1996 totaled $169,000.

                            PACIFIC GULF PROPERTIES

     The Company's industrial properties are leased to tenants under operating leases with terms ranging from 1 to 5 years. The minimum future lease payments to be received from noncancelable industrial leases for each of the next five years ending December 31 and thereafter, are as follows:

        1997............................................................  $20,133,000
        1998............................................................   14,392,000
        1999............................................................    9,136,000
        2000............................................................    6,693,000
        2001............................................................    4,708,000
        Thereafter......................................................   20,758,000
                                                                          -----------
                                                                          $75,820,000
                                                                          ===========

 3. LOANS PAYABLE

     The Company's loans payable at December 31, 1996 and 1995 consist of the following:

                                                              1996             1995
                                                          ------------     ------------
        Mortgage notes payable..........................  $183,682,000     $133,678,000
        Construction loan...............................        33,000               --
        Revolving line of credit........................    13,686,000       16,169,000
                                                          ------------     ------------
                                                          $197,401,000     $149,847,000
                                                          ============     ============

  Mortgage Notes

     Mortgage notes payable at December 31, 1996 consist of conventional mortgage debt and tax-exempt mortgage debt totaling $158,865,000 and $24,850,000, respectively.

     At December 31, 1996, the Company's conventional mortgage debt consist of 23 notes which are secured by multifamily and industrial properties, due in monthly installments and maturing at various dates through September 2025. Approximately $152,640,000 or 20 conventional mortgage notes bear fixed rates of interest ranging from 6.4% to 8.74% per annum. The remaining three conventional mortgage notes totaling $6,192,000 bear a variable rate of interest based on the Federal Home Loan Bank 11th District Rate plus 2.8%. The weighted average interest rate of the Company's conventional mortgage debt at December 31, 1996 was 7.9%. During the year ended December 31, 1996, the Federal Home Loan Bank 11th District Rate ranged from 4.8% to 5.0% and was 4.8% at December 31, 1996.

     At December 31, 1996, the Company's tax-exempt mortgage debt consists of five notes totaling $24,850,000 which are secured by five multifamily properties and bank letters of credit totaling $1,280,000. The existing tax-exempt mortgage debt was refinanced in January 1997 as more fully described in the following paragraph. Prior to the refinancing, the existing tax-exempt mortgage debt provided for floating interest rates, which adjusted weekly or monthly based on the applicable indices. These floating interest rates, which ranged from 2.15% and 8% during the year ended December 31, 1996, were based on indices such as the Kenny Rate and the Federal Home Loan Bank 11th District Rate. At December 31, 1996, these indices were 3.05% and 4.8%, respectively. The weighted average interest rate of the Company's existing tax-exempt mortgage debt at December 31, 1996 was 6.3%.

     During December 1996, the Company entered into a refunding agreement for all of its outstanding tax-exempt mortgage debt which closed in January 1997. As a result of a new 30-year refunding agreement, which is backed by credit and liquidity support from guaranteed mortgage pass-through certificates issued by the Federal National Mortgage Association ("Fannie Mae"), the Company obtained three new loans from

                            PACIFIC GULF PROPERTIES
municipalities, the proceeds of which were funded from new tax-exempt mortgage bond financings of $24,850,000 maturing in January 2007. Standard & Poor's Rating Group assigned a rating of AAA to the bonds based on the collateral agreement with Fannie Mae. Monthly principal and interest payments will be made on the loans to a trustee, which in turn will pay the bondholders when interest is due. The bonds will be remarketed periodically and will bear interest at fixed rates scheduled to increase from 3.75% to 5.20% through 2007. Principal payments will be amortized based on scheduled amounts over a 30-year period. The Company's new tax-exempt mortgage debt, after giving effect to credit enhancement and other costs associated with the refunding agreement, has an average fixed rate of interest of 6.3%.

     As part of the refunding agreement, the Company will be required to deposit impounds for property taxes, property and liability insurance and reserves for capital replacements on a semiannual basis with the trustee. Prepaid finance costs, fees and other impound deposits related to the refinancing total $1,554,000 at December 31, 1996 and are included in other assets.

  Construction Loan

     The Company's construction loan, which is payable to a bank, is secured by a multifamily project for active seniors currently undergoing development (Note
2), bears interest at the bank's prime rate payable monthly and matures in November 1998. Undisbursed funds on the construction loan at December 31, 1996 total $6,367,000. Upon completion of the project, the Company has the option to convert the interest rate on the loan into a fixed rate of interest upon meeting certain conditions. At December 31, 1996, the prime rate was 8.25%.

  Revolving Line of Credit

     The revolving line of credit as of December 31, 1996, which is payable to a bank, is secured by certain of the Company's real estate properties and matures in 1998. Under the terms of this revolving bank line of credit, the Company may borrow funds up to $65,000,000 at the London Interbank Offered Rate (LIBOR) plus 1.75%. For the year ended December 31, 1996, the weighted average interest rate of the revolving line of credit was 7.43%. At December 31, 1996, the LIBOR was 5 17/32%.

     The Company's revolving line of credit agreement, as amended in May 1996, contains certain debt covenants. The most significant covenants, as defined in the agreement, require the Company to maintain a minimum tangible net worth, an interest coverage ratio in excess of 1.50 (measured as a four quarter trailing average) and a fixed charge coverage ratio of not less than 1.35. In addition, the revolving line of credit agreement contains a provision restricting the payment of dividends not to exceed Funds Available for Distribution (defined as the National Association of Real Estate Investment Trusts' Funds from Operations -- Old Definition less an agreed-upon amount of imputed capital expenditures) measured based on four consecutive quarters. As of December 31, 1996, the Company was in compliance with all debt covenants.

     Principal payments due on loans payable as of December 31, are as follows:

        1997.........................................................    $ 11,824,000
        1998.........................................................      14,809,000
        1999.........................................................      25,509,000
        2000.........................................................      30,556,000
        2001.........................................................              --
        Thereafter...................................................     114,703,000
                                                                         ------------
                                                                         $197,401,000
                                                                         ============

                            PACIFIC GULF PROPERTIES

 4. CONVERTIBLE SUBORDINATED DEBENTURES

     Concurrent with its initial public offerings in February 1994, the Company issued $56,551,000 aggregate principal amount of convertible subordinated debentures (Note 9). At December 31, 1996 and 1995, outstanding convertible subordinated debentures totaled $14,227,000 and $55,659,000, net of unamortized discount of $210,000 and $892,000, respectively. The Company's debentures bear interest at 8.375% annually (payable in semiannual installments due in February and August of each year), mature in February 2001 and are convertible into common shares at any time prior to maturity at the original conversion rate of
53.6986 common shares per $1,000 of debenture principal subject to certain restrictions (including ownership limits and other adjustments more fully described in the debentures' indenture agreement). In addition, the debentures are subordinate to all senior indebtedness of the Company and are redeemable by the Company, at their outstanding principal amount, at any time after February 15, 1999.

     During 1996, $42,114,000 in aggregate principal amount of debentures were converted into shares of common stock, including $42,069,000 exchanged on December 26, 1996 in connection with the Company's tender offer (filed on December 11, 1996 with the Securities and Exchange Commission) to induce early conversion of its convertible subordinated debentures. Pursuant to the Company's offer, the debentures tendered were exchanged at the rate of 58 shares of common stock for each $1,000 debenture principal or 4.3014 shares (the "excess common shares") in excess of the original conversion rate. As part of the exchange, the Company issued a total of 2,440,002 common shares, and recognized a nonrecurring loss of $3,596,000 for the year ended December 31, 1996 directly associated with the issuance of the 180,956 excess common shares at a price of $19.875 per share, the market price of the shares on the date of the exchange.

     Debenture discount is amortized into expense producing an effective interest rate of 8.76%. Costs incurred by the Company to issue the debentures were capitalized and included in other assets. Deferred debenture costs upon issuance totaled $3,005,000 of which $1,211,000 has been amortized to expense and $1,336,000 has been charged to additional paid in capital related to the debenture for common stock exchange referred to in the preceding paragraph. At December 31, 1996, unamortized deferred debenture costs included in other assets totaled $458,000.

     At December 31, 1996, the Company was in compliance with the debentures covenants which impose certain restrictions on the payment of dividends by the Company in the event of certain defaults, except when the Company is required to pay such dividends in order to maintain its REIT status.

 5. BENEFIT PLANS

  1993 Share Option Plan

     The Company has a share option plan to provide incentives to attract and retain officers and employees (the "1993 Share Option Plan"). The 1993 Share Option Plan provides for grants of stock options to purchase a specified number of shares of Common Stock, awards of restricted common shares and grants of stock appreciation rights. The total number of shares available for the 1993 Share Option Plan for such purposes is 615,404 common shares (45,000 of which have been reserved for awards to non-employee directors).

  Stock Options

     Options for 13,500 shares of common stock in 1996 and 40,500 shares in 1995 were granted to officers, directors and employees with exercise prices of $16.75 and $15.00 per share, respectively. Options for a total of 190,050 shares of common stock were granted to officers and employees effective upon the consummation of the initial public offerings. The options are exercisable at the initial stock offering price of $18.25 per share and are subject to varying vesting periods of up to ten years. No stock options were exercised during 1996, 1995 or 1994.

                            PACIFIC GULF PROPERTIES

     Pursuant to Statement 123, Accounting and Disclosure of Stock-Based Compensation, issued in October 1995, the Company has elected to continue applying the methodology prescribed by APB Opinion 25 and related interpretations to account for outstanding stock options. Accordingly, no compensation cost has been recognized in the financial statements related to stock options awarded to officers, directors and employees under the 1993 Share Option Plan. As required by Statement 123, for disclosure purposes only, the Company has measured the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes. Based on such calculations, net income and earnings per share amounts would be approximately the same as the amounts reported by the Company. The Company estimated the fair value of the stock options at date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.28%; a dividend yield of 8.5%; a volatility factor for the market price of the Company's common stock of 0.161; and a weighted average expected life of eight years for the stock options.

  Restricted Stock Awards

     The Company awards restricted stock to its employees for compensation purposes. Compensation expense related to restricted stock awards is measured based on the market price of the stock on the date of the grant, and is expensed ratably over the vesting period of each award with the unamortized portion reflected as outstanding restricted stock in the shareholders' equity section in the accompanying balance sheets.

     During 1996 and 1995, the Company issued 21,000 and 7,296 shares, respectively, of restricted stock to employees, as performance-based compensation. At the time the shares were granted, the market price of the stock was $16.75 (1996) and $13.75 (1995) per share. The 1996 restricted stock award vests over seven years and the 1995 restricted stock award vests over three years.

     In June 1995, the Company issued 56,300 shares of restricted stock to certain employees to replace substantially all of its liability to those employees accrued under the existing deferred compensation agreements. The 56,300 shares of Common Stock issued vest over five to twelve years and the Company's original obligation to the employees will be satisfied through dividends and targeted appreciation in the value of the shares. At the time the shares were granted, the market price of the stock was $15.75 per share.

     At December 31, 1996, the unamortized amount of outstanding restricted stock issued to employees which will be charged to compensation expense in future periods totaled $877,000.

  Thrift Plan

     The Company has a thrift plan under which employees may elect to contribute up to 21% of their annual compensation on a combination before-and-after tax basis, excluding bonuses. Contributions by the employee are matched by the Company at a 75% rate with total matching contributions not exceeding 4 1/2% of the contributing employee's annual compensation up to a maximum of 6% of compensation. Matching contributions are in the form of cash, which is used by the trustee to purchase shares of the Company's common stock. Employee contributions are invested in a fixed income fund, various growth funds, or a combination thereof, according to the employee's choice. The thrift plan provides for 20% vesting of contributions by the Company for each full year of service, increasing to 100% vesting after five years of service. Contributions made by the Company to the thrift plan for the years ended December 31, 1996 and 1995 totaled $58,000 and $50,000, respectively.

  Retirement Income Plan

     The Company has a defined benefit retirement plan for full time employees who are at least 21 years of age with one or more years of service. Plan assets consist of investments in a life insurance group annuity contract. Plan benefits are based primarily on years of service and qualifying compensation during the final

                            PACIFIC GULF PROPERTIES
years of employment. Funding requirements comply with federal requirements that are imposed by law. The Company assumed, in conjunction with the establishment of its Retirement Income Plan, the retirement plan obligations attributable to employees associated with the Predecessor Multifamily and Industrial Operations who were previously employed by Realty. The information set forth below relates to the Company's retirement income plan.

     The Company's net periodic pension cost includes amortization of past service cost over a remaining period of 27 years. Based upon actuarial valuation dates as of December 31, 1996 and 1995, the present values of accumulated plan benefits were $570,000 and $459,000 (calculated using a discount rate of 7.5 percent), respectively, and the plan's net assets available for benefits were $531,000 in 1996 and $490,000 in 1995.

     The Company's net periodic pension cost for the years ended December 31, 1996 and 1995 and for the period February 18, 1994 through December 31, 1994 included the following components:

                                                       1996         1995         1994
                                                     --------     --------     --------
        Service cost...............................  $101,000     $ 64,000     $ 33,000
        Interest cost on projected benefit
          obligation...............................    53,000       41,000       35,000
        Expected return on plan assets.............   (42,000)     (34,000)     (23,000)
        Amortization of unrecognized prior service
          costs and unrecognized net obligation....     6,000        8,000        6,000
                                                     --------     --------     --------
        Net periodic pension cost                    $118,000     $ 79,000     $ 51,000
                                                     ========     ========     ========

     The following table sets forth the funded status of the Company's retirement income plan and the related amounts recognized in the December 31, 1996 and 1995 consolidated balance sheets:

     Actuarial present value of accumulated benefit obligations as of December
31:

                                                                 1996          1995
                                                               ---------     ---------
        Vested...............................................  $ 499,000     $ 417,000
        Nonvested............................................     71,000        42,000
                                                               ---------     ---------
                                                                 570,000       459,000
        Additional amounts related to projected future
          compensation levels................................    296,000       199,000
                                                               ---------     ---------
        Total actuarial projected benefit obligations for
          service rendered...................................    866,000       658,000
        Plan assets as fair value as of December 31              531,000       490,000
                                                               ---------     ---------
        Projected benefit obligations in excess of plan
          assets.............................................   (335,000)     (168,000)
        Unrecognized net actuarial (gain) loss from
          difference in actual experience from that
          assumed............................................     37,000       (18,000)
        Unrecognized transition obligation being recognized
          over 27 years......................................    175,000       181,000
                                                               ---------     ---------
                                                               $(123,000)    $  (5,000)
                                                               =========     =========

     Assumptions used in determining the status of the Company's retirement income plan are as follows:

            Weighted average discount rate.................................  7.5%
            Weighted average rate of increase in compensation levels.......  5.0%
            Expected long-term rate of return on plan assets...............  8.5%

                            PACIFIC GULF PROPERTIES

  Deferred Compensation Agreements

     Prior to 1995, the Company had defined benefit deferred compensation agreements which provided selected management employees with a fixed benefit at retirement. The plan benefits were based primarily on years of service and qualifying compensation during the final years of employment. In conjunction with its initial public offerings, the Company assumed the deferred compensation obligations attributable to employees who were previously employed by Realty. During 1995, the deferred compensation agreements were substantially replaced with restricted stock. (See "Restricted Stock Awards.")

 6. CONSOLIDATED REAL ESTATE PARTNERSHIP

     In August 1995, the Company formed PGP Inland Communities, L.P., a Delaware limited partnership (the "Partnership") for the purpose of acquiring and operating 11 multifamily properties consisting of 1,368 apartment units located in Southern California (the "Properties") which were contributed by unrelated parties. In exchange for contributing the Properties to the Partnership, the unrelated parties received limited partnership units representing an ownership interest of approximately 22%. The Company is the sole general partner in the Partnership and holds an ownership interest of approximately 78%. The terms of the Partnership agreement provide that all net income (and cash flow) from the Properties are to be allocated (distributed) to the Company until the Properties have achieved a threshold net operating income of $6,200,000 for any given year, and cumulatively for all prior years. The Partnership's results of operations in 1996 and 1995 have been fully allocated to the Company.

     Condensed financial information for the Partnership as of December 31, 1996 and 1995 and for the year ended December 31, 1996 and the period August 16, 1995 (inception) through December 31, 1995 follows:

                                                               1996            1995
                                                            -----------     -----------
        Real estate assets (multifamily properties)
          Land............................................  $19,827,000     $19,827,000
          Buildings.......................................   52,471,000      52,149,000
                                                            -----------     -----------
                                                             72,298,000      71,976,000
          Accumulated depreciation........................   (1,791,000)       (442,000)
                                                            -----------     -----------
                                                             70,507,000      71,534,000
        Cash and other assets.............................      458,000         658,000
                                                            -----------     -----------
                                                            $70,965,000     $72,192,000
                                                            ===========     ===========
        Liabilities (primarily tax-exempt mortgage debt
          and mortgage notes).............................  $55,748,000     $56,305,000
        Partners' equity
          Company.........................................   11,699,000      12,369,000
          Minority interests..............................    3,518,000       3,518,000
                                                            -----------     -----------
                                                             15,217,000      15,887,000
                                                            -----------     -----------
                                                            $70,965,000     $72,192,000
                                                            ===========     ===========

                            PACIFIC GULF PROPERTIES

                                                                            AUGUST 16, 1995
                                                            YEAR ENDED          THROUGH
                                                           DECEMBER 31,      DECEMBER 31,
                                                               1996              1995
                                                           ------------     ---------------
        Revenues.........................................  $ 10,415,000       $ 3,722,000
        Expenses (including depreciation and amortization
          of financing costs totaling $1,485,000 in 1996
          and $472,000 in 1995...........................     9,691,000         3,537,000
                                                            -----------        ----------
        Net income.......................................  $    724,000       $   185,000
                                                            ===========        ==========
        Company's share of net income....................  $    724,000       $   185,000
        Minority interests...............................            --                --
                                                            -----------        ----------
                                                           $    724,000       $   185,000
                                                            ===========        ==========

 7. COMMITMENTS AND CONTINGENCIES

     The Company's commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial statements.

     One of the Company's industrial properties acquired in October 1996 is subject to a 57-year ground lease which expires in July 2035 and is accounted for as an operating lease. Monthly ground lease payments total $20,000 and are subject to increases based on the Consumer Price Index each September, with the next adjustment in September 1997. Ground lease payments during 1996 totaled $53,000.

 8. GAIN ON SALE OF PROPERTIES

     In August 1996, the Company sold an undeveloped ten-acre parcel and a 55,656 square foot industrial building to an existing tenant pursuant to purchase options contained in the existing lease agreements. In connection with the sale, the Company received consideration totaling $7,695,000 and recognized a gain of $74,000. The rental income received under the existing lease agreements in 1996 totaled approximately $691,000.

     In November 1995, the Company sold its Texas apartment portfolio to four entities controlled by the same buyer. The Texas multifamily portfolio consisted of four properties containing 1,085 apartment units in San Antonio, Austin and Houston, and represented the Company's entire holdings in the state of Texas. The Company received consideration totaling $31,125,000: $30,125,000 in cash and four notes receivable totaling $1,000,000. The notes receivable mature in seven years, bear interest at 9%, require monthly interest-only payments and are secured by limited partnership interests in the purchasing entities. Proceeds from the sale were used to repay the mortgage notes payable secured by the Texas apartment portfolio which totaled $14,438,000 and $2,000,000 of the Company's revolving line of credit. The Company recognized a gain utilizing the cost recovery method on the sale of the Texas apartment portfolio totaling $6,664,000 (net of $1,000,000 deferred gain). The deferred gain is presented as a reduction of the notes included in accounts receivable in the accompanying balance sheets.

 9. CAPITAL STOCK

  Initial Public Offerings and Formation Transactions

On February 18, 1994, the Company completed its initial public offerings of 3,900,000 shares of Common Stock (4,008,500 shares after exercise of overallotment option) at $18.25 per share and $50,000,000 aggregate principal amount of 8.375% Convertible Subordinated Debentures ($56,551,000 after exercise of overallotment option). Prior to that date, the Company was a wholly owned subsidiary of Realty. Proceeds raised by

                            PACIFIC GULF PROPERTIES
the Company totaled $64,214,000 (net of fees and costs) from the stock offering and $55,420,000 (net of discount) from the debenture offering. (Note 4)

     On February 18, 1994, the Company acquired the Predecessor Multifamily and Industrial Operations from Realty pursuant to a Purchase and Sale Agreement between Realty and the Company dated November 15, 1993. The Predecessor Multifamily and Industrial Operations consisted of 10 multifamily properties containing 2,654 apartments and three industrial properties containing an aggregate of 185,000 leasable square feet and certain other assets and liabilities of Realty, including the Company's headquarters. In connection with the acquisitions from Realty, the Company paid $44,425,000 in cash (representing the repayment of indebtedness outstanding on Realty's lines of credit related to the Predecessor Multifamily and Industrial Operations), assumed $44,290,000 in debt and other obligations (of which $29,025,000 was repaid with proceeds from the initial public offerings) and issued 149,900 shares of common stock. In October 1994, the Company acquired Realty's interest in the partnership that owned Baldwin Industrial Park, which contains 623,000 leasable square feet of industrial space, for 559,748 shares of common stock and issued 74,671 shares of common stock to Realty as payment for the Company's corporate offices and certain other assets. (The Company also acquired the interest of the other partners in Baldwin Industrial Park for $9,760,000 of which $6,362,000 was paid in 1994.) As a result of these transactions, Realty's ownership interest in the Company was reduced to 16%. In connection with the extinguishment of $29,500,000 of mortgage indebtedness referred to above, the Company incurred nonrecurring debt repayment costs totaling $2,990,000 which have been reflected as an extraordinary item in the consolidated and combined statement of operations for the period February 18, 1994 through December 31, 1994.

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

  1996 Shelf Registration

     During 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $112 million covering the proposed issuance of debt, preferred or common stock securities of the Company (the "Shelf Registration Statement"). On May 23, 1996, the shelf registration statement, as amended, was declared effective by the Securities and Exchange Commission.

  1996 Common Stock Offerings

     In May 1996, the Company completed a public offering of 2,015,581 shares of common stock (2,435,581 shares after exercise of overallotment option) under the Shelf Registration at a price of $16.375 per share. Proceeds from the offering totaled approximately $36,600,000 (net of fees and costs) and were primarily used to purchase nine industrial properties (Note 2). Concurrent with the public offering, all of the Company's common stock held by Realty was sold to the public.

     Subsequent to December 31, 1996, the Company completed another public offering of 2,000,000 shares of common stock (2,300,000 shares after exercise of overallotment option) under the Shelf Registration Statement at a price of $20.50 per share. Proceeds from the offering totaled approximately $44.4 million (net of fees and costs) and were used to acquire two industrial properties subject to definitive purchase agreements at December 31, 1996 (Note 2) and to reduce outstanding indebtedness on the Company's revolving line of credit.

                            PACIFIC GULF PROPERTIES

  Exchange of Debentures for Common Stock

     In December 1996, the Company issued 2,440,002 shares of common stock in exchange for the debentures tendered pursuant to the Company's offer to induce early conversion of its convertible subordinated debentures (Note 4).

  Preferred Stock

     The Company is authorized to issue up to 5,000,000 shares of preferred stock. In December 1996, the Company entered into an agreement to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Shares") to an investor at a price of $18.50 per share. The Class A Preferred Shares will be issued under the Shelf Registration Statement. At December 31, 1996, no shares of preferred stock have been issued.

     The Company is obligated to issue the Class A Preferred Shares on or before December 31, 1997 in a maximum of three separate issuances, the timing of which may be specified by the Company, however, certain availability fees will be charged to the Company if all of the Class A Preferred Shares are not issued prior to July 1997.

     The Class A Preferred Shares are convertible into common stock, on a one-for-one basis, subject to adjustment upon certain events. The annual dividend per share on the Class A Preferred Shares is $1.70 from the date of issuance until December 31, 1997 and thereafter, the greater of $1.70 per share or 104% of the then current dividend on the Company's common stock. At its option, the Company may redeem the Class A Preferred Shares beginning December 31, 2001 for cash at a premium of 6% over the initial $18.50 per share liquidation value decreasing to zero by December 31, 2009. The Class A Preferred Shares, or any shares of common stock into which such Class A Preferred Shares could be converted, are nontransferable until December 31, 1997.

                            PACIFIC GULF PROPERTIES

10. SELECTED QUARTERLY DATA (UNAUDITED)

The following tables set forth the quarterly results of operations of the Company for the years ended December 31, 1996 and 1995 and for the period February 18, 1994 (the date the Company commenced operations upon completion of its initial public offerings) through December 31, 1994:

                                                                      1996
                                              -----------------------------------------------------
                                                 FIRST        SECOND         THIRD        FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
                                              -----------   -----------   -----------   -----------
Revenues....................................  $10,835,000   $11,865,000   $13,443,000   $13,744,000
Nonrecurring loss on exchange of debentures
  for common stock..........................           --            --            --   $(3,596,000)
Income (loss) before gain on sale of
  properties................................  $   293,000   $   652,000   $ 1,289,000   $(2,426,000)
Gain on sale of properties..................           --            --   $    74,000            --
Net income (loss)...........................  $   293,000   $   652,000   $ 1,363,000   $(2,426,000)
Per common share data:
  Income before gain on sale of
     properties.............................  $       .06   $       .12   $       .18   $      (.32)
  Net income................................  $       .06   $       .12   $       .19   $      (.32)

                                                                      1995
                                              -----------------------------------------------------
                                                 FIRST        SECOND         THIRD        FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
                                              -----------   -----------   -----------   -----------
Revenues....................................  $ 8,428,000   $ 8,409,000   $ 9,544,000   $10,710,000
Income before gain on sale of properties....  $   544,000   $   529,000   $   366,000   $   300,000
  Gain on sale of properties................           --            --            --   $ 6,664,000
Net income..................................  $   544,000   $   529,000   $   366,000   $ 6,964,000
Per common share data:
  Income before gain on sale of
     properties.............................  $       .11   $       .11   $       .08   $       .05
  Net income................................  $       .11   $       .11   $       .08   $      1.44

                                                                      1994
                                              -----------------------------------------------------
                                              FEBRUARY 18
                                                THROUGH
                                               MARCH 31,      SECOND         THIRD        FOURTH
                                                 1994         QUARTER       QUARTER       QUARTER
                                              -----------   -----------   -----------   -----------
Revenues....................................  $ 2,733,000   $ 6,072,000   $ 6,838,000   $ 8,214,000
Income before extraordinary item............  $   458,000   $   854,000   $   794,000   $   567,000
Extraordinary item -- extinguishment of
  debt......................................  $(2,990,000)           --            --            --
Net income (loss)...........................  $(2,532,000)  $   854,000   $   794,000   $   567,000
Per common share data:
  Income before extraordinary item..........  $       .11   $       .21   $       .19   $       .12
  Net income (loss).........................  $      (.61)  $       .21   $       .19   $       .12

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2
                          PACIFIC GULF PROPERTIES INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                   (IN $000S)

                                                                                                            GROSS AMOUNTS AT WHICH
                                                                                            COSTS            CARRIED AT CLOSE OF
                                                          INITIAL COST TO COMPANY        CAPITALIZED                PERIOD
                                                          ------------------------      SUBSEQUENT TO      ------------------------
                                                                       BUILDINGS         ACQUISITION                    BUILDINGS
                                                                          AND         LAND AND BUILDING                    AND
              DESCRIPTION                 ENCUMBRANCES      LAND      IMPROVEMENTS      IMPROVEMENTS         LAND      IMPROVEMENTS
---------------------------------------   ------------    --------    ------------    -----------------    --------    ------------
Multifamily Properties
 California
   Laguna Hills........................     $  4,735      $  1,798      $  5,981           $   420         $  1,795      $  6,404
   Santa Ana(c)........................       11,823         6,985        18,581             1,418            6,985        19,999
   Santa Ana(c)........................           --         1,488         5,764               831            1,488         6,595
   Covina..............................        1,298           558         1,466                57              569         1,512
   Diamond Bar.........................        8,786         3,958         8,048               237            4,034         8,209
   San Dimas...........................        3,698         1,695         3,520                99            1,727         3,587
   West Covina.........................        9,088         3,856         9,848               259            3,930        10,033
   San Dimas...........................        5,845         2,390         6,123               176            2,436         6,253
   San Dimas...........................        1,196           432         1,312                38              440         1,342
   Ontario.............................        6,700         2,273         5,626               142            2,316         5,725
   Ontario.............................        7,690         2,654         5,671               151            2,705         5,771
   San Dimas...........................        5,670         1,306         5,448                96            1,331         5,519
   Ontario.............................        1,830           322         2,232                45              326         2,273
   Ontario.............................        2,960           385         3,223                55              391         3,272
   Ontario.............................        6,200         1,749         4,525                 6            1,749         4,531
   Rancho Santa Margarita(d)...........           33         1,642            --               469            1,642           469
 Washington
   Burien(e)...........................       14,776         1,419         7,176                33            1,419         7,209
   Burien..............................           --           956         4,836                23              956         4,859
   Everett(e)..........................           --         3,254         7,171                52            3,254         7,223
   Everett(e)..........................           --         3,181         6,994                26            3,181         7,020
   Kent................................        7,904         2,635        10,709               367            2,635        11,076
   Federal Way.........................           --         2,876         9,646               608            2,896        10,234
 Oregon
   Beaverton                                   7,174           970         9,180               698              970         9,878
                                            --------      --------      --------           -------         --------      --------
Total Multifamily                            107,406        48,782       143,080             6,306           49,175       148,993
                                            --------      --------      --------           -------         --------      --------
Industrial Properties
 California
   Baldwin Park........................       11,819           999        27,878              (284)           8,155        20,438
   Garden Grove........................        5,300         4,230         4,564               294            4,230         4,858
   Ontario.............................        6,838         5,310        10,801               232            5,310        11,033
   Rancho Cucamonga....................        3,800         1,610         8,196               431            1,610         8,627
   Rancho Cucamonga....................           --         1,666         3,367               349            1,666         3,716
   Vista...............................        7,800         3,465         7,896               468            3,465         8,364
   Garden Grove(f).....................           --         3,905         3,016               301            3,905         3,317
   Santa Fe Springs(g).................       24,500         1,725         2,041                 0            1,725         2,041
   La Mirada(f)........................           --         1,541         2,057               146            1,541         2,203
   Aliso Viejo(g)......................           --         2,760         4,142                27            2,760         4,169
   Yorba Linda(g)......................           --         2,713         3,625                 5            2,713         3,630
   San Marcos(g).......................           --         1,827         2,907                65            1,827         2,972
   Escondido(g)........................           --         3,782         6,614                87            3,782         6,701
   Hayward(f)..........................           --         2,239         5,107               373            2,239         5,480
   San Marcos(f).......................           --           825         1,838                91              825         1,929
   San Bernardino(g)...................           --         1,147         5,320                82            1,147         5,402
   City of Industry(d)(f)..............           --         6,686         2,155               401            6,686         2,556
   San Diego(f)........................           --            --         7,287                48               --         7,335
 Washington
   Seattle.............................        4,648         1,808         4,637               588            1,808         5,225
   Tukwila                                    11,604         6,684        10,677               792            6,684        11,469
                                            --------      --------      --------           -------         --------      --------
Total Industrial                              76,309        54,922       124,125             4,496           62,078       121,465
                                            --------      --------      --------           -------         --------      --------
Total Portfolio........................     $183,715      $103,704      $267,205           $10,802         $111,253      $270,458
                                            ========      ========      ========           =======         ========      ========


                                                                                                    MAXIMUM
                                                                                                 LIFE ON WHICH
                                                                                                DEPRECIATION IN
                                                                                                 LATEST INCOME
                                                     ACCUMULATED       DATE OF        DATE        STATEMENT IS
              DESCRIPTION                 TOTAL      DEPRECIATION   CONSTRUCTION    ACQUIRED        COMPUTED
---------------------------------------  --------    -----------    -------------   --------    ----------------
Multifamily Properties
 California
   Laguna Hills........................  $  8,199      $   397          1987          1994          40 Years
   Santa Ana(c)........................    26,984        5,632          1972          1994          33 Years
   Santa Ana(c)........................     8,083          469          1990          1994          40 Years
   Covina..............................     2,081           52         1978-79        1995          40 Years
   Diamond Bar.........................    12,243          280          1979          1995          40 Years
   San Dimas...........................     5,314          123          1981          1995          40 Years
   West Covina.........................    13,963          339          1981          1995          40 Years
   San Dimas...........................     8,689          214          1981          1995          40 Years
   San Dimas...........................     1,782           47          1981          1995          40 Years
   Ontario.............................     8,041          192          1983          1995          40 Years
   Ontario.............................     8,476          196          1982          1995          40 Years
   San Dimas...........................     6,850          187          1984          1995          40 Years
   Ontario.............................     2,599           75          1983          1995          40 Years
   Ontario.............................     3,663          118          1985          1995          40 Years
   Ontario.............................     6,280           19          1984          1996          40 Years
   Rancho Santa Margarita(d)...........     2,111           --           n/a          1996            n/a
 Washington
   Burien(e)...........................     8,628        1,226          1987          1994          37 Years
   Burien..............................     5,815          825          1987          1994          37 Years
   Everett(e)..........................    10,477        1,726          1986          1994          29 Years
   Everett(e)..........................    10,201        1,670          1988          1994          29 Years
   Kent................................    13,711          742          1987          1994          40 Years
   Federal Way.........................    13,130          322       1985, 1986       1995          40 Years
 Oregon
   Beaverton                               10,848        1,181          1990          1994          38 Years
                                         --------      -------
Total Multifamily                         198,168       16,032
                                         --------      -------
Industrial Properties
 California
   Baldwin Park........................    28,593        7,266       1983, 1985       1994          30 Years
   Garden Grove........................     9,088          361          1979          1994          40 Years
   Ontario.............................    16,343          814          1991          1994          40 Years
   Rancho Cucamonga....................    10,237          792       1987, 1990       1994          40 Years
   Rancho Cucamonga....................     5,382          218          1981          1994          40 Years
   Vista...............................    11,829          785          1990          1994          40 Years
   Garden Grove(f).....................     7,222           87          1986          1996          40 Years
   Santa Fe Springs(g).................     3,766           30          1981          1996          40 Years
   La Mirada(f)........................     3,744           47          1975          1996          30 Years
   Aliso Viejo(g)......................     6,929           62          1988          1996          40 Years
   Yorba Linda(g)......................     6,343           53         1987-89        1996          40 Years
   San Marcos(g).......................     4,799           50          1988          1996          40 Years
   Escondido(g)........................    10,483          106         1988-92        1996          40 Years
   Hayward(f)..........................     7,719          114         1972-74        1996          30 Years
   San Marcos(f).......................     2,754           28          1985          1996          30 Years
   San Bernardino(g)...................     6,549           74          1980          1996          30 Years
   City of Industry(d)(f)..............     9,242           25           n/a          1996            n/a
   San Diego(f)........................     7,335           61          1981          1996          30 Years
 Washington
   Seattle.............................     7,033        1,470       1968, 1981       1994          24 Years
   Tukwila                                 18,153          369        1975-1979       1995          40 Years
                                         --------      -------
Total Industrial                          183,543       12,812
                                         --------      -------
Total Portfolio........................  $381,711(a)   $28,844(b)
                                         ========      =======

                                                                    SCHEDULE III
                                                                     PAGE 2 OF 2

                          PACIFIC GULF PROPERTIES INC.

              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

(a) The changes in total real estate for the years ended
    December 31, 1995, 1994 and 1993 are as follows:

                                                               1996         1995         1994
                                                             --------     --------     --------
       Balance at beginning of period......................  $300,153     $210,596     $106,601
       Acquisition of Baldwin Park.........................        --        7,228       28,877
       Acquisition of PGP Inland portfolio.................        --       73,718           --
       Sale of Land and Bldg to existing tenant............    (8,055)          --           --
       Sale of Texas multifamily portfolio.................        --      (24,106)          --
       Other acquisitions and improvements.................    89,613       32,717       75,500
       Other...............................................        --           --         (382)
                                                             --------     --------     --------
       Balance at end of period............................  $381,711     $300,153     $210,596
                                                             ========     ========     ========

(b) The changes in accumulated depreciation for the years ended
    December 31, 1995, 1994 and 1993 are as follows:

       Balance at beginning of period......................  $ 21,461     $ 17,139     $  8,903
       Additions -- depreciation expense...................     8,236        5,908        3,745
       Accumulated depreciation Baldwin Park at date of
          acquisition......................................        --           --        4,873
       Retirements -- Texas multifamily portfolio..........        --       (1,586)          --
       Sale to existing tenant.............................      (603)          --           --
       Other...............................................      (250)          --         (382)
                                                             --------     --------     --------
       Balance at end of period............................  $ 28,844     $ 21,461     $ 17,139
                                                             ========     ========     ========

(c) These properties collateralize borrowings under the same mortgage note payable totaling $11,823,000.

(d) Property currently under development.

(e) These properties collateralize borrowings under the same mortgage note payable totaling $14,776,000.

(f) These properties collateralize borrowings under the Company's revolving bank line of credit which has an outstanding balance of $13,686,000 as of December 31, 1996.

(g) These properties collateralize borrowings under the same mortgage note payable totaling $24,500,000.