Form 10-Q
period 1997-03-31
PACIFIC GULF PROPERTIES INC
filed 1997-05-13
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1997


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


            COMMON STOCK, PAR VALUE $.01 PER SHARE, 12,129,455 SHARES
                        WERE OUTSTANDING AS OF May 1,1997


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

                          PACIFIC GULF PROPERTIES INC.

                                    FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements


                          INDEX TO FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 1997 and
               December 31, 1996                                              1

          Consolidated Statements of Operations for the Three-
               Month periods ended March 31, 1997 and March 31, 1996          2

          Consolidated Statements of Cash Flows for the Three-
               Month periods ended March 31, 1997 and March 31, 1996          3

          Notes to Financial Statements                                       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7

PART II:  OTHER INFORMATION                                                   9

SIGNATURES                                                                   10

                          PACIFIC GULF PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)

                                               March 31, 1997   December 31, 1996
                                               --------------   -----------------
                                                 (Unaudited)        (Audited)
ASSETS

Real estate assets

         Land                                     $ 118,789         $ 111,253
         Buildings                                  302,377           270,458
                                                  ---------         ---------
                                                    421,166           381,711
         Accumulated depreciation                   (31,170)          (28,844)
                                                  ---------         ---------
                                                    389,996           352,867
Cash and cash equivalents                             7,302             1,523
Accounts receivable                                   1,506             2,125
Other assets                                          8,026             8,125
                                                  ---------         ---------
                                                  $ 406,830         $ 364,640
                                                  =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                     $ 195,889         $ 197,401
Accounts payable and accrued liabilities              5,870             5,671
Dividends payable                                     4,972             4,001
Convertible subordinated debentures                  13,109            14,227
                                                  ---------         ---------
                                                    219,840           221,300
Minority interest in consolidated
         partnership                                  3,518             3,518

Commitments and contingencies                            --                --

Shareholders' equity

         Preferred shares, $.01 par value;
         5,000,000 shares authorized; no
         shares outstanding                              --                --

         Common shares, $.01 par value;
         25,000,000 shares authorized;
         12,120,597 (March 31, 1997) and
         9,757,917 (December 31, 1996)
         shares outstanding                             122                98

         Excess shares, $.01 par value;
         30,000,000 shares authorized; no
         shares outstanding                              --                --

         Outstanding restricted stock                  (836)             (877)

         Additional paid-in capital                 203,370           157,895

         Distributions in excess of net
         earnings                                   (19,184)          (17,294)
                                                  ---------         ---------
                                                    183,472           139,822
                                                  ---------         ---------
                                                  $ 406,830         $ 364,640
                                                  =========         =========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands except share data)

                                   (UNAUDITED)

                                                    Three Months Ended March 31
                                                  ------------------------------
                                                      1997              1996
                                                  -----------        -----------
REVENUES

Rental income

         Multifamily properties                   $     7,581        $     7,051
         Industrial properties                          7,232              3,784
                                                  -----------        -----------
                                                       14,813             10,835
                                                  -----------        -----------
EXPENSES

Rental property expenses

         Multifamily properties                         2,918              2,786
         Industrial properties                          1,816                948
                                                  -----------        -----------
                                                        4,734              3,734
Depreciation                                            2,356              1,835

Interest (including amortization of
debenture discount and financing costs of
$222 and $277 respectively)                             3,953              4,326

General and administrative                                688                647
                                                  -----------        -----------
                                                       11,731             10,542
                                                  -----------        -----------
NET INCOME                                        $     3,082        $       293
                                                  ===========        ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         11,533,865          4,864,044
                                                  ===========        ===========
NET INCOME PER COMMON SHARE                       $       .27        $       .06
                                                  ===========        ===========
DIVIDENDS DECLARED PER COMMON SHARE               $       .41        $       .40
                                                  ===========        ===========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                   (UNAUDITED)

                                                        Three Months Ended March 31
                                                        ---------------------------
                                                           1997             1996
                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net income                                      $  3,082         $    293

         Adjustments to reconcile net income to
         net cash provided by operating
         activities:

                  Depreciation                              2,356            1,835

                  Amortization of financing costs             185              135

                  Amortization of debenture
                  discount and costs                           37              142

                  Compensation recognized related
                  to restricted stock                          41               30

                  Net increase (decrease) in
                  certain other assets                        466             (208)

                  Net increase in certain
                  liabilities                                 199             (378)
                                                         --------         --------
         Net cash provided by operating
         activities                                         6,366            1,849
                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES

         Additions to real estate assets                  (39,455)          (8,049)
                                                         --------         --------
         Net cash used in investing
         activities                                       (39,455)          (8,049)
                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from mortgage notes payable                  --            8,000

         Proceeds from revolving line of credit            12,483            4,000

         Repayment of mortgage notes payable                 (309)          (3,242)

         Repayment of revolving lines of credit           (13,686)          (1,000)

         Debentures converted to common stock              (1,117)              --

         Issuance of common stock                          45,499                4

         Distributions paid                                (4,002)          (1,943)
                                                         --------         --------
         Net cash provided by financing
         activities                                        38,868            5,819
                                                         --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                        5,779             (381)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
         PERIOD                                             1,523            2,847
                                                         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  7,302         $  2,466
                                                         ========         ========

See accompanying notes

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         Pacific Gulf Properties Inc. was incorporated in Maryland and operates as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of Pacific Gulf Properties Inc. (the "Company") and its consolidated partnership, PGP Inland Communities, L.P. (the "Partnership"). The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the current year presentations. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       REAL ESTATE ACQUISITIONS AND DISPOSITIONS

         In the first quarter of 1997, the Company used proceeds from a public offering of its Common Stock to acquire four industrial properties consisting of 1,091,372 leasable square feet for an aggregate purchase price of $36,806,000. (See Note 5.) The properties consist of two industrial locations in Southern California with 320,972 leasable square feet, one industrial location in Woodland, California with 570,000 leasable square feet, and an industrial location in Algona, Washington with 200,401 leasable square feet.

3.       LOANS PAYABLE

         The Company's loans payable at March 31, 1997 and December 31, 1996 consist of the following (in thousands):

                                                  1997          1996
                                                --------      --------
         Mortgage notes payable                 $183,259      $183,682
         Construction loan                           147            33
         Revolving line of credit                 12,483        13,686
                                                --------      --------
                                                $195,889      $197,401
                                                ========      ========


4.       CONVERTIBLE SUBORDINATED DEBENTURES

         As of March 31, 1997, the Company's outstanding convertible subordinated debentures totaled $13,109,000, net of unamortized discount of $167,000. The debentures, are convertible into Common Stock at a rate of 53.6986 shares of Common Stock per $1,000 of principal amount of debentures and conversion of all the outstanding debentures would require the issuance of an additional 712,903 shares of Common Stock. (If the debentures were fully converted, the net income attributable to each share of Common Stock would not be diluted.) During the quarter ended March 31, 1997, $1,161,000 in aggregate principal amount of debentures ($1,117,000 net of discount) were converted into 62,324 shares of Common Stock.

5.       SHAREHOLDERS' EQUITY

         In January 1997, the Company received gross proceeds of approximately $47.2 million from the issuance of 2,300,000 shares of Common Stock (including proceeds from the issuance of 300,000 shares of Common Stock sold pursuant to the exercise of the underwriter's overallotment option) at a price of $20.50 per share. The Company used the proceeds to fund the acquisition of certain properties, to repay debt and for general corporate purposes.

         On April 11, 1997, the Company's shelf registration statement on Form S-3, which was filed in March 1997, was declared effective. The shelf registration statement covers a maximum aggregate offering price of $250 million in Common Stock, Preferred Stock, debt securities and warrants to purchase such securities.

         During the three months ended March 31, 1997, 356 shares of Common Stock were issued through the Company's Dividend Reinvestment Program.

6.       PER COMMON SHARE DATA

         Per common share amounts are calculated based upon weighted average common shares outstanding and common share equivalents of 11,533,865 and 4,864,044 for the three months ended March 31, 1997 and 1996, respectively. Common share equivalents include stock options which are considered dilutive for the purposes of computing primary earnings per share.

7.       DISTRIBUTIONS

         On March 12, 1997, the Company declared its quarterly distribution of .41 per common share covering shares outstanding at March 31, 1997. Assuming the Board continues to declare quarterly distributions the estimated annual distribution based on this amount would be $1.64. The distribution was paid on April 11, 1997 to holders of record on April 1, 1997.

8.       INTEREST

         Interest incurred for the three months ended March 31 consists of the following (in thousands):

                                                          1997         1996
                                                         ------       ------
         Interest                                        $3,731       $4,049

         Amortization:

                  Debenture discount and costs               37          142

                  Costs related to financing assumed
                  from the Company's Predecessor and
                  line of credit costs                      108           86

                  Long-term financing costs                  77           49
                                                         ------       ------
                                                         $3,953       $4,326
                                                         ======       ======

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the three months ended March 31, 1997 and 1996, together with liquidity and capital resources as of March 31, 1997.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

Multifamily rental income increased by $530,000, or 8%, from $7,051,000 in 1996 to $7,581,000 in 1997. This increase was primarily attributable to an increase in rental rates and to the acquisition of a multifamily property containing 165 apartment units during the fourth quarter of 1996. Industrial rental income increased by $3,448,000, or 91%, from $3,784,000 in 1996 to $7,232,000 in 1997.
This increase was primarily attributable to the acquisition of fifteen industrial parks containing approximately 2,819,000 square feet of leasable area in 1996 and 1997. As a result of these changes, total revenues increased by $3,978,000, or 37%, from $10,835,000 in 1996 to $14,813,000 in 1997.

Multifamily rental income for the three months ended March 31, 1997 totaled $7,581,000 and included $261,000 related to the multifamily property acquired during the fourth quarter of 1996.

Industrial rental income for the three months ended March 31, 1997 totaled $7,232,000 and included $3,371,000 related to the recent acquisition of fifteen industrial parks since March of 1996.

Multifamily rental property expenses increased by $132,000, or 5%, from $2,786,000 in 1996 to $2,918,000 in 1997. This increase was primarily attributable to the acquisition of the multifamily property containing 165 apartment units during the fourth quarter of 1996. Industrial rental property expenses increased $868,000, or 92%, from $948,000 in 1996 to $1,816,000 in
1997. This increase was primarily attributable to the acquisition of the above referenced fifteen industrial parks.

Multifamily rental property expenses for the three months ended March 31, 1997 totaled $2,918,000 and included $112,000 related to the multifamily property acquired during the fourth quarter of 1996.

Industrial rental property expenses for the three months ended March 31, 1997 totaled $1,816,000 and included $914,000 related to fifteen industrial parks acquired since March 31, 1996.

Total depreciation increased by $521,000, or 28%, from $1,835,000 in 1996 to $2,356,000 in 1997. This increase was primarily attributable to additional depreciation relating to the acquisition of one multifamily property, fifteen industrial parks, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) decreased by $373,000, or 9%, from $4,326,000 in 1996 to $3,953,000 in
1997. This decrease was primarily attributable to a decrease in convertible subordinated debentures outstanding, offset by an increase in outstanding borrowings due to new acquisitions made during 1996 and 1997.

General and administrative expenses increased by $41,000, or 6%, from $647,000 in 1996 to $688,000 in 1997. This increase was primarily attributable to personnel increases related to acquisitions made during the second half of 1996 and in 1997.

For the three months ended March 31, 1997, the Company generated net income of $3,082,000 compared to net income of $293,000 in 1996. These results are attributable to the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $7,302,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital and, if necessary, funding from the Company's revolving line of credit. The Company has a secured revolving line of credit from Bank of America (the "Bank") for a maximum amount of $65,000,000 which expires in July, 1998. As of March 31, 1997, the Company had borrowed $12,483,000 under the revolving line of credit.

The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its secured line of credit, Class A Preferred Shares, equity offerings or debt financings, but no assurance can be given that any acquisitions will be completed.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Cash provided by operating activities increased from $1,849,000 for the period ended March 31, 1996 to $6,366,000 for the period ended March 31, 1997. The primary reason for these increases related to the additional rental income contributed by properties acquired during 1996 and 1997.

Cash used in investing activities increased from $8,049,000 for the period ended March 31, 1996 to $39,455,000 for the period ended March 31, 1997 as a result of acquisitions.

Cash provided by financing activities increased from $5,819,000 for the period ended March 31, 1996 to $38,868,000 for the year ended March 31, 1997 primarily as a result of the issuance of common stock from a stock offering and the conversion of debentures in 1997.

The Company has an agreement with an investor to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock at a price of $18.50. During April 1997, the Company, pursuant to this agreement, issued 270,270 shares of Class A Senior Cumulative Convertible Preferred Stock raising gross proceeds of $5,000,000. The proceeds were used to pay off a portion of a mortgage note totaling $7,200,000 and general corporate purposes.

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

PART II:  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit 27 - Financial Data Schedule.

          (b)   Reports on Form 8-K

                During the quarter ended March 31, 1997, the Company filed three Current Reports on Form 8-K. On February 18, 1997, the company filed a Report on Form 8-K, reporting under Item 7. On January 21, 1997, the company filed a Report on form 8-K reporting under Items 5 and 7. On January 14, 1997, the Company filed a Report on Form 8-K, reporting under Items 2,5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.

/s/ GLENN L. CARPENTER                            /s/ DONALD G. HERRMAN
------------------------------                    ------------------------------
Glenn L. Carpenter                                Donald G. Herrman
Chairman and Chief Executive Officer              Chief Financial Officer and
                                                  Secretary

DATED:       May 13, 1997
      --------------------------