Form 10-Q
period 1997-06-30
PACIFIC GULF PROPERTIES INC
filed 1997-08-14
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission File Number: 1-12546

                          PACIFIC GULF PROPERTIES INC.
             (Exact name of Registrant as specified in its Charter)

             MARYLAND                          33-0577520
       State of Incorporation     (I.R.S. Employer Identification No.)

                  4220 VON KARMAN, SECOND FLOOR, NEWPORT BEACH
                   CALIFORNIA 92660-2002 (Address of principal
                     executive offices, including zip code)

                                  714-223-5000
              (Registrant's telephone number, including area code)

            COMMON STOCK, PAR VALUE $.01 PER SHARE, 14,261,754 SHARES
                      WERE OUTSTANDING AS OF August 1, 1997

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


                  Yes  X                             No
                     -----                             -----

                          PACIFIC GULF PROPERTIES INC.
                                    FORM 10-Q


PART I:           FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                           ----
Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of June 30, 1997 and
                  December 31, 1996                                                           1

                  Consolidated Statements of Operations for the Six
                  Months ended June 30, 1997 and June 30, 1996                                2

                  Consolidated Statements of Operations for the Three
                  Months ended June 30, 1997 and June 30, 1996                                3

                  Consolidated Statements of Cash Flows for the Six
                  Months ended June 30, 1997 and June 30, 1996                                4

                  Notes to Financial Statements                                               5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   7

PART II:          OTHER INFORMATION                                                           9

SIGNATURES                                                                                   10

                          PACIFIC GULF PROPERTIES INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)


                                                                      June 30,      December 31,
                                                                        1997            1996
                                                                     ---------       ---------
                                                                     (Unaudited)     (Audited)
ASSETS
Real estate assets
         Land                                                        $ 131,329       $ 111,253
         Buildings                                                     331,488         270,458
                                                                     ---------       ---------
                                                                       462,817         381,711
         Accumulated depreciation                                      (33,691)        (28,844)
                                                                     ---------       ---------
                                                                       429,126         352,867
Cash and cash equivalents                                               14,008           1,523
Accounts receivable                                                      2,266           2,125
Other assets                                                            12,719           8,125
                                                                     ---------       ---------
                                                                     $ 458,119       $ 364,640
                                                                     =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                                        $ 197,211       $ 197,401
Accounts payable and accrued liabilities                                 5,946           5,671
Dividends payable                                                        5,962           4,001
Convertible subordinated debentures                                     12,959          14,227
                                                                     ---------       ---------
                                                                       222,078         221,300
Minority interest in consolidated partnerships                           8,395           3,518

Commitments and contingencies                                               --              --

Shareholders' equity

         Preferred shares, $.01 par value; 5,000,000 shares
         authorized; 270,270 shares outstanding at June 30, 1997
         and no shares outstanding at December 31, 1996                      3              --

         Common shares, $.01 par value; 25,000,000 shares
         authorized; 14,261,453 at June 30, 1997 and 9,757,917
         shares outstanding at December 31, 1996                           143              98

         Excess shares, $.01 par value; 30,000,000 shares
         authorized; no shares outstanding                                  --              --

         Outstanding restricted stock                                     (795)           (877)
         Additional paid-in capital                                    249,955         157,895
         Distributions in excess of net earnings                       (21,660)        (17,294)
                                                                     ---------       ---------
                                                                       227,646         139,822
                                                                     ---------       ---------
                                                                     $ 458,119       $ 364,640
                                                                     =========       =========


                             See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands except share data)

                                   (UNAUDITED)


                                                                  Six Months Ended
                                                                       June 30
                                                                --------------------
                                                                  1997         1996
                                                                -------      -------
REVENUES
Rental income
         Industrial properties                                  $15,230      $ 8,399
         Multifamily properties                                  15,502       14,301
                                                                -------      -------
                                                                 30,732       22,700
EXPENSES
Rental property expenses
         Industrial properties                                    3,679        2,078
         Multifamily properties                                   5,996        5,693
                                                                -------      -------
                                                                  9,675        7,771
Depreciation                                                      4,934        3,805
Interest (including amortization of debenture discount and
financing costs of $443 and $599 respectively)                    7,952        8,831
General and administrative expenses                               1,472        1,348
Minority partners' interest in earnings of consolidated
partnerships                                                         20           --
                                                                -------      -------
                                                                 24,053       21,755
                                                                -------      -------
INCOME BEFORE LOSS ON SALE OF REAL ESTATE                         6,679          945
Loss on sale of real estate                                         111           --
                                                                -------      -------
NET INCOME                                                        6,568          945
Less: Preferred dividend requirements                               115           --
                                                                -------      -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                         $ 6,453      $   945
                                                                =======      =======

INCOME AVAILABLE PER COMMON SHARE                               $  0.53      $  0.18
                                                                =======      =======
DIVIDENDS DECLARED PER COMMON SHARE                             $  0.82      $  0.80
                                                                =======      =======


                             See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands except share data)

                                   (UNAUDITED)


                                                                    Three Months
                                                                    Ended June 30
                                                                --------------------
                                                                  1997         1996
                                                                -------      -------
REVENUES
Rental income
         Industrial properties                                  $ 7,998      $ 4,614
         Multifamily properties                                   7,921        7,250
                                                                -------      -------
                                                                 15,919       11,864
EXPENSES
Rental property expenses
         Industrial properties                                    1,863        1,130
         Multifamily properties                                   3,078        2,907
                                                                -------      -------
                                                                  4,941        4,037
Depreciation                                                      2,578        1,969
Interest (including amortization of debenture discount and
 financing costs of $221 and $322 respectively)                   3,999        4,505
General and administrative expenses                                 784          701
Minority partners' interest in earnings of consolidated
 partnerships                                                        20           --
                                                                -------      -------
                                                                 12,322       11,212
                                                                -------      -------
INCOME BEFORE LOSS ON SALE OF REAL ESTATE                         3,597          652
Loss on sale of real estate                                         111           --
                                                                -------      -------
NET INCOME                                                        3,486          652
Less: Preferred dividend requirements                               115           --
                                                                -------      -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                         $ 3,371      $   652
                                                                =======      =======

INCOME AVAILABLE PER COMMON SHARE                               $  0.27      $  0.12
                                                                =======      =======
DIVIDENDS DECLARED PER COMMON SHARE                             $  0.41      $  0.40
                                                                =======      =======


                             See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (UNAUDITED)


                                                                              Six Months Ended
                                                                                   June 30
                                                                           -----------------------
                                                                             1997           1996
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Income available to common shareholders                           $  6,453       $    945
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation                                                4,934          3,805
                  Amortization of debenture discount
                  and financing costs                                           443            599
                  Compensation recognized related to restricted stock
                  issued to employees                                            82             61
                  Net decrease in other assets                               (1,813)          (983)
                  Net increase in liabilities                                   275          1,707
                                                                           --------       --------
         Net cash provided by operating activities                           10,374          6,134
                                                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
         Net additions to real estate assets                                (81,106)       (55,412)
         Property and equipment, net                                         (3,452)            --
                                                                           --------       --------
         Net cash used in investing activities                              (84,558)       (55,412)
                                                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from revolving line of credit                              32,033         24,475
         Repayment of revolving line of credit                              (45,719)        (2,000)
         Proceeds from mortgage notes payable                                26,017          8,000
         Repayment of mortgage notes payable                                (12,521)        (3,564)
         Debentures converted to common shares                               (1,267)            --
         Issuance of common shares                                           87,883         36,521
         Issuance of preferred shares                                         4,224             --
         Minority partners' interest in consolidated partnerships             4,877             --
         Distributions paid                                                  (8,858)        (3,886)
                                                                           --------       --------
         Net cash provided by financing activities                           86,669         59,546
                                                                           --------       --------
NET INCREASE IN CASH AND CASH
EQUIVALENTS                                                                  12,485         10,268
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,523          2,847
                                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 14,008       $ 13,115
                                                                           ========       ========


                             See accompanying notes

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         Pacific Gulf Properties Inc. was incorporated in Maryland and operates as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of Pacific Gulf Properties Inc. (the "Company") and its consolidated partnerships, PGP Inland Communities, L.P., PGP Von Karman Properties, Terrace Gardens-PGP L.P. and Morning View Terrace-PGP L.P. (the "Partnerships"). The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       REAL ESTATE ACQUISITIONS AND DISPOSITIONS

         In the first quarter of 1997, the Company used proceeds from a January 1997 public offering of its Common Shares to acquire four industrial properties consisting of 1,091,372 leasable square feet for an aggregate purchase price of $36,806,000. (See Note 5.) The properties consist of two industrial locations in Southern California with 320,971 leasable square feet, one in Woodland, California with 570,000 leasable square feet, and one in Algona, Washington with 200,401 leasable square feet.

         In May 1997, the Company acquired the Algona Distribution Center, a vacant industrial distribution facility containing approximately 263,000 leasable square feet located in Algona, Washington for approximately $8,750,000, which the Company financed with borrowings under the Acquisition Facility (as defined in Note 9). The Company anticipates spending up to $1,300,000 for capital improvements which may include, subject to future tenant needs, installation of additional dock-high doors, rehabilitation of the existing loading dock area and tenant improvements. The Center is adjacent to the PGP Distribution Center, which the Company acquired in January 1997.

         Also in May 1997, the Company acquired a 12.8 acre land parcel located in the Pacific Commerce Center in Lake Forest, California for $3,500,000, which it financed with borrowings under the Acquisition Facility. The Company anticipates that the site will be developed into a multi-tenant industrial complex of buildings housing tenants in spaces ranging in size from 3,500 to 15,000 square feet. The preliminary plans anticipate approximately 204,000 leasable square feet of 24 foot clear height buildings including both grade level loading and dock-high loading. The Company has budgeted approximately $8,800,000 million for development costs.

         In June 1997, the Company acquired a controlling general partner interest in two partnerships that own two active senior apartment communities adjacent to each other located in Escondido, California. The properties contain an aggregate of 551 studio, one-, and two-bedroom apartment units. Following the acquisition, the Company became the sole general partner of the existing limited partnerships that own and manage the properties. The existing partners of the partnerships received an aggregate of approximately 265,000 units of limited partnership interests in such partnerships, which may be tendered for redemption to the Company any time beginning, in most cases, two years after the closing of the transaction. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the common shares.

         In June 1997, the Company sold its 7,000 square foot Corporate Office in Newport Beach, California and relocated to a newly acquired 28,000 square foot facility also located in Newport Beach, California.

         In July 1997, the Company acquired a 1,532,000 square foot portfolio of five industrial/distribution properties (the "LPIF Properties") for a total purchase price of $67,250,000. See Note 9 for further discussion.

3.       LOANS PAYABLE

         The Company's loans payable at June 30, 1997 and December 31, 1996 consist of the following (in thousands):


                                                  1997            1996
                                                --------        --------
        Mortgage notes payable                  $195,523        $183,682
        Construction loan                          1,688              33
        Revolving line of credit                      --          13,686
                                                --------        --------
                                                $197,211        $197,401
                                                ========        ========

4.       CONVERTIBLE SUBORDINATED DEBENTURES

         As of June 30, 1997, the Company's outstanding convertible subordinated debentures totaled $12,959,000, net of unamortized discount of $152,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 common shares per $1,000 of principal amount of debentures, would require the issuance of an additional 704,042 common shares. If the debentures were fully converted, the net income attributable to each common share would not be diluted. During the six months ended June 30, 1997, $1,326,000 in aggregate principal amount of debentures ($1,267,000 net of discount) were converted into 71,182 common shares.

5.       SHAREHOLDERS' EQUITY

         In January 1997, the Company received gross proceeds of approximately $47,200,000 from the issuance of 2,300,000 common shares (including proceeds from the issuance of 300,000 common shares pursuant to the exercise of the underwriter's overallotment option) at a price of $20.50 per share. The Company used the proceeds to fund the acquisition of certain properties, to repay debt and for general corporate purposes.

         On December 31, 1996, the Company entered into an agreement to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Stock") to Five Arrows Realty Securities L.L.C. ("Five Arrows") at a price of $18.50 per share over the course of 1997 in a maximum of three separate issuances, the timing of which may be specified by the Company. The Class A Preferred Stock is convertible into common shares, on a one-for-one basis, subject to adjustment upon certain events. The annual dividend per share on the Class A Preferred Stock is $1.70 ($0.425 per share per quarter) from the date of issuance until December 31, 1997 and thereafter, the greater of $1.70 per share or 104% of the then current dividend on the Company's common stock. At its option, the Company may redeem the Class A Preferred Stock beginning December 31, 2001 for cash at a premium of 6% over the initial $18.50 per share liquidation value decreasing to zero by December 31, 2009. The Class A Preferred Stock, or any shares of common stock into which such Class A Preferred Stock could be converted, are nontransferable until December 31, 1997. In April 1997, the Company completed the sale of 270,270 shares of Class A Preferred Stock at a price of $18.50 per share for aggregate proceeds of $5,000,000.

         On April 11, 1997, the Company's shelf registration statement on Form S-3, which was filed in March 1997, was declared effective. The shelf registration statement covers a maximum aggregate offering price of $250,000,000 in Common Stock, Preferred Stock, debt securities and warrants to purchase such securities.

         In June 1997, the Company received gross proceeds of approximately $44,800,000 from the issuance of 2,131,700 shares of Common Stock (including proceeds from the issuance of 31,700 shares of Common Stock sold pursuant to the exercise of the underwriter's overallotment option) at a price of $21.00 per share. The Company used the proceeds to repay debt and for general corporate purposes. See Note 9 for use of proceeds related to the acquisition of the LPIF Properties purchased subsequent to June 1997.

         In May 1997, the Company entered into a second agreement with Five Arrows to issue 1,411,765 shares of Class B Senior Cumulative Convertible Preferred Stock (the "Class B Preferred Stock") to Five Arrows at a price of $21.25 per share over the course of 1997 in a maximum of three separate issuances, the timing of which may be specified by the Company. Upon each issuance of Class B Preferred Stock, the Company is required to pay a transaction fee of $.75 per share being issued. The terms of the Class B Preferred Stock are substantially similar to those of the Class A Preferred Stock, except that (i) the liquidation preference of the Class B Preferred Stock is $21.25 per share (plus accumulated, accrued and unpaid dividends) and
         (ii) Five Arrows will not be entitled to designate any additional representatives to the Company's Board of Directors while it owns both the Class A Preferred Stock and the Class B Preferred Stock. In July 1997, the Company completed the sale of 470,588 shares of Class B Preferred Stock at a price of $21.25 per share for aggregate proceeds of $10,000,000.

         During the six months ended June 30, 1997, 654 shares of Common Stock were issued through the Company's Dividend Reinvestment Program.

6.       PER COMMON SHARE DATA

         Per common share amounts are calculated based upon weighted average common shares outstanding and common share equivalents of 12,089,603 and 5,263,212 for the six months ended June 30, 1997 and 1996, respectively and 12,639,648 and 5,663,153 for the three months ended June 30, 1997 and 1996, respectively. Common share equivalents include stock options which are considered dilutive for the purposes of computing primary earnings per share.

7.       COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

         On June 11, 1997, the Company declared its quarterly distribution of $.41 per common share covering shares outstanding at June 30, 1997. Assuming the Board continues to declare quarterly distributions the estimated annual distribution based on this amount would be $1.64. The distribution was paid on July 11, 1997 to holders of record on July 1, 1997.

         Preferred stock dividends of $115,000 related to the 270,270 shares of Class A Preferred Stock issued by the Company in April 1997 have been accrued through June 30, 1997 at the rate of $0.425 per share per quarter.

8.       INTEREST

         Interest incurred for the six months ended June 30 consists of the following (in thousands):


                                                             1997       1996
                                                             ----       ----
Interest                                                    $7,509     $8,232
Amortization:
         Debenture discount and costs                           71        285
         Costs related to financing assumed from the
         Company's Predecessor and line of credit costs        205        184
         Long-term financing costs                             167        130
                                                            ------     ------
                                                            $7,952     $8,831
                                                            ======     ======

9.       SUBSEQUENT EVENTS

         On July 18, 1997, the Company purchased five industrial/distribution properties containing approximately 1,532,000 leasable square feet located in California markets where the Company has existing management. The properties were purchased from Lincoln Pacific Industrial Fund for a total consideration of $67,250,000. The Company funded the purchase with $41,625,000 in borrowings under an unsecured credit facility established by the Company for acquisition purposes (the "Acquisition Facility"), and $12,000,000 in borrowings under the Company's revolving line of credit together with $10,000,000 in net proceeds from the issuance of 470,588 shares of Class B Preferred Stock shares and available cash. (See Note 5) See Current Report on Form 8-K filed in August 1997 for further discussion.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the three and six months ended June 30, 1997 and 1996, together with liquidity and capital resources as of June 30, 1997.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

Industrial rental income increased by $6,831,000, or 81%, from $8,399,000 in 1996 to $15,230,000 in 1997. This increase was primarily attributable to the acquisition of sixteen industrial parks containing approximately 3,145,000 square feet of leasable area in 1996 and 1997. Multifamily rental income increased by $1,201,000, or 8%, from $14,301,000 in 1996 to $15,502,000 in 1997.
This increase was primarily attributable to an increase in rental rates and to the acquisition of multifamily properties containing 716 apartment units during the fourth quarter of 1996 and the second quarter of 1997. As a result of these changes, total revenues increased by $8,032,000, or 35%, from $22,700,000 in 1996 to $30,732,000 in 1997.

Industrial rental income for the six months ended June 30, 1997 totaled $15,230,000 and included $7,466,000 related to the acquisition of industrial parks since June of 1996.

Multifamily rental income for the six months ended June 30, 1997 totaled $15,502,000 and included $715,000 related to multifamily properties acquired during the fourth quarter of 1996 and second quarter of 1997.

Industrial rental property expenses increased $1,601,000, or 77%, from $2,078,000 in 1996 to $3,679,000 in 1997. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses increased by $303,000, or 5%, from $5,693,000 in 1996 to $5,996,000 in 1997. This increase was primarily attributable to the acquisition of multifamily properties containing 716 apartment units during the fourth quarter of 1996 and the second quarter of 1997.

Industrial rental property expenses for the six months ended June 30, 1997 totaled $3,679,000 and included $1,870,000 related to industrial parks acquired since June 30, 1996.

Multifamily rental property expenses for the six months ended June 30, 1997 totaled $5,996,000 and included $262,000 related to multifamily properties acquired during the fourth quarter of 1996 and the second quarter of 1997.

Total depreciation increased by $1,129,000, or 30%, from $3,805,000 in 1996 to $4,934,000 in 1997. This increase was primarily attributable to additional depreciation relating to the acquisition of sixteen industrial parks, three multifamily properties, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) decreased by $879,000, or 10%, from $8,831,000 in 1996 to $7,952,000 in
1997. This decrease was primarily attributable to a decrease in convertible subordinated debentures outstanding, offset by an increase in outstanding borrowings due to new acquisitions made during 1996 and 1997.

General and administrative expenses increased by $124,000, or 9%, from $1,348,000 in 1996 to $1,472,000 in 1997. This increase was primarily attributable to personnel increases related to acquisitions made during the second half of 1996 and in 1997.

Minority partners' interest in earnings of consolidated partnerships was $20,000 in 1997 due to the June 1997 acquisition of a controlling general partner interest in the two partnerships that own the senior apartments (see Note 2).

A loss on the sale of real estate in the amount of $111,000 was recorded in the 1997 period, with no corresponding charge in the comparable period for 1996 (see
Note 2).

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

Industrial rental income increased by $3,384,000, or 73%, from $4,614,000 in 1996 to $7,998,000 in 1997. This increase was primarily attributable to the acquisition of sixteen industrial parks containing approximately 3,145,000 square feet of leasable area in 1996 and 1997. Multifamily rental income increased by $671,000, or 9%, from $7,250,000 in 1996 to $7,921,000 in 1997.
This increase was primarily attributable to an increase in rental rates and to the acquisition of multifamily properties containing 716 apartment units during the fourth quarter of 1996 and the second quarter of 1997. As a result of these changes, total revenues increased by $4,055,000, or 34%, from $11,864,000 in 1996 to $15,919,000 in 1997.

Industrial rental income for the three months ended June 30, 1997 totaled $7,998,000 and included $4,095,000 related to the acquisitions of industrial parks since June of 1996.

Multifamily rental income for the three months ended June 30, 1997 totaled $7,921,000 and included $454,000 related to the multifamily properties acquired during the fourth quarter of 1996 and the second quarter of 1997.

Industrial rental property expenses increased $733,000, or 65%, from $1,130,000 in 1996 to $1,863,000 in 1997. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses increased by $171,000, or 6%, from $2,907,000 in 1996 to $3,078,000 in 1997. This increase was primarily attributable to the acquisition of multifamily properties containing 716 apartment units during the fourth quarter of 1996 and the second quarter of 1997.

Industrial rental property expenses for the three months ended June 30, 1997 totaled $1,863,000 and included $956,000 related to industrial parks acquired since June 30, 1996.

Multifamily rental property expenses for the three months ended June 30, 1997 totaled $3,078,000 and included $150,000 related to multifamily properties acquired during the fourth quarter of 1996 and the second quarter of 1997.

Total depreciation increased by $609,000, or 31%, from $1,969,000 in 1996 to $2,578,000 in 1997. This increase was primarily attributable to additional depreciation relating to the acquisition of sixteen industrial parks, three multifamily properties, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) decreased by $506,000, or 11%, from $4,505,000 in 1996 to $3,999,000 in
1997. This decrease was primarily attributable to a decrease in convertible subordinated debentures outstanding, offset by an increase in outstanding borrowings due to new acquisitions made during 1996 and 1997.

General and administrative expenses increased by $83,000, or 12%, from $701,000 in 1996 to $784,000 in 1997. This increase was primarily attributable to personnel increases related to acquisitions made during the second half of 1996 and in 1997.

Minority partners' interest in earnings of consolidated partnerships was $20,000 in 1997 due to the June 1997 acquisition of a controlling general partner interest in the two partnerships that own the senior apartments (see Note 2).

A loss on the sale of real estate in the amount of $111,000 was recorded in the 1997 period, with no corresponding charge in the comparable period for 1996 (see
Note 2).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $14,008,000 of cash to meet its immediate short-term liquidity requirements and to fund the purchase of future acquisitions. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital, Preferred Stock issuances to Five Arrows and, if necessary, funding from the Company's revolving line of credit. The Company has a secured revolving line of credit ("Line of Credit") from Bank of America (the "Bank") for a maximum amount of $65,000,000 which expires in July, 1998. As of June 30, 1997, the Company had no outstanding balance under the revolving line of credit.

The Company has obtained an unsecured credit facility (the "Acquisition Facility") from Bank of America which provides up to $35,000,000 for the acquisition of qualifying properties and $33,625,000 for the acquisition of LPIF Properties. The Acquisition Facility has a term of six months, bears interest at a rate of LIBOR plus 2.00% and provides that up to 50% of the acquisition costs actually paid by the Company may be funded by the facility. The Acquisition Facility also provides that the proceeds will be repaid, at the Company's option, either by drawings on the existing Line of Credit and adding the related property to the Line of Credit's collateral pool or by the company obtaining real estate financing or other funds to repay the Acquisition Facility. Any amounts borrowed under the Acquisition Facility, excluding the borrowing related to the LPIF Properties acquisition, reduce amounts available under the Line of Credit. As of June 30, 1997, the Acquisition Facility had no outstanding balance.

The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its Line of Credit, Acquisition Facility, Class A Preferred Stock, Class B Preferred Stock, equity offerings or debt financings, but no assurance can be given that any acquisitions will be completed.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Cash provided by operating activities increased from $6,134,000 for the period ended June 30, 1996 to $10,374,000 for the period ended June 30, 1997. The primary reason for these increases related to the additional rental income contributed by properties acquired during 1996 and 1997.

Cash used in investing activities increased from $55,412,000 for the period ended June 30, 1996 to $84,558,000 for the period ended June 30, 1997 as a result of acquisitions, offset by the disposal of property.

Cash provided by financing activities increased from $59,546,000 for the period ended June 30, 1996 to $86,669,000 for the year ended June 30, 1997 primarily as a result of the issuance of Common Stock from a stock offering and the conversion of debentures in 1997.

The Company has an agreement with an investor to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock at a price of $18.50. During April 1997, the Company, pursuant to this agreement, issued 270,270 shares of Class A Senior Cumulative Convertible Preferred Stock raising gross proceeds of $5,000,000 (see Note 5 for additional information). The proceeds were used to pay off a portion of a mortgage note totaling $7,200,000 and general corporate purposes.

In May 1997, the Company entered into a second agreement with an investor to issue 1,411,765 shares of Class B Senior Cumulative Convertible Preferred Stock at a price of $21.25. During July 1997, the Company, pursuant to this agreement, issued 470,588 shares of Class B Senior Cumulative Convertible Preferred Stock raising gross proceeds of $10,000,000 (see Note 5 for additional information). The proceeds were used together with funds from other sources to acquire an industrial portfolio consisting of five properties with over 1.5 million square feet.

The immediately preceding paragraphs contain forward looking information involving risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of and costs associated with the Company's acquisitions, the actual capital expenditures associated therewith, and the strength of the local economies of the submarkets in which the Company operates. Higher than expected acquisition, rental and/or rehabilitation costs, delays in the rehabilitation of properties, a downturn in the local economies, competition and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

PART II:          OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

                  The Company has entered into agreements to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock and 1,411,765 shares of Class B Senior Cumulative Convertible Preferred Stock as more fully discussed in footnote 5 of this Form 10-Q, Form 8-K/A filed on January 17, 1997 and Form 8-K filed on June 26, 1997.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders of the Company was held May 7, 1997, for the purpose of electing three members to the Board of Directors and to approve an amendment to the Company's 1993 Share Option Plan to (i) increase the aggregate number of Common Shares authorized for issuance under such plan by 350,000 shares (105,000 of which will be reserved for issuance to non-employee directors) to 1,050,000 shares; (ii) increase the size of the stock option awarded to non-employee directors upon their initial election or appointment to the Board from an option to purchase 2,500 shares of the Company's Common Stock to an option to purchase 5,000 shares of the Company's Common Stock; (iii) increase the size of the automatic stock option annually awarded to each non-employee directors from an option to purchase 500 shares of the Company's Common Stock to an option to purchase 4,000 shares of the Company's Common Stock; and (iv) grant incumbent directors a one time option to purchase 2,500 shares of the Company's Common Stock (the "Amendment"). Present in person and represented by proxy were 10,761,296 shares.

                  Management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                             Shares Voted          Shares
                                                "For"             "Withheld"
                                              ----------          ----------
                  Peter L. Eppinga            10,667,105            94,191
                  John F. Kooken              10,667,030            94,266
                  Robert E. Morgan            10,664,330            94,966


                  Continuing directors are as follows:

                  Glenn L. Carpenter
                  Keith Renken
                  Royce B. McKinley
                  James E. Quigley, 3rd
                  Carl C. Gregory, 3rd

                  The Amendment was approved with the following vote:

                  Shares Voted              Shares Voted               Shares Voted
                  "For"                       "Against"                 "Abstained"                   Non-Votes
                  -----                       ---------                 -----------                   ---------
                  9,036,763                   843,609                     89,740                      791,184


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10.35 -   Articles Supplementary, dated June 1997, classifying
                           1,411,765 shares of Preferred Stock as Class B Senior
                           Cumulative Convertible Preferred Stock of the Company
                           (Incorporated by reference from the Company's Current
                           Report on Form 8-K filed on June 26, 1997).

         Exhibit 27 -      Financial Data Schedule.

(b)      Reports on Form 8-K

         During the quarter ended June 30, 1997, the Company filed five Current Reports on Form 8-K. On April 16, 1997, the Company filed a Report on Form 8-K, reporting under Item 7. On May 29, 1997, the Company filed a Report on Form 8-K, reporting under Items 2 and 7. On June 9, 1997, the Company filed a Report on form 8-K/A, reporting under Items 2, 5 and 7. On June 10, 1997, the Company filed a Report on Form 8-K reporting under Items 5 and 7. On June 26, 1997, the Company filed a Report on form 8-K reporting under Items 5 and 7.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.


/s/ Glenn L. Carpenter                     /s/ Donald G. Herrman
------------------------------------       ------------------------------------
Glenn L. Carpenter                         Donald G. Herrman
Chairman and Chief Executive Officer       Chief Financial Officer and Secretary

DATED: August  13, 1997
       ----------------