Form 10-Q
period 1997-09-30
PACIFIC GULF PROPERTIES INC
filed 1997-10-30
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1997

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

            COMMON STOCK, PAR VALUE $.01 PER SHARE, 14,295,454 SHARES
                     WERE OUTSTANDING AS OF October 24, 1997

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


                 Yes  [X]                               No [ ]

                          PACIFIC GULF PROPERTIES INC.
                                    FORM 10-Q

PART I:     FINANCIAL INFORMATION

                                                                            PAGE

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of September 30, 1997 and
            December 31, 1996                                                 1

            Consolidated Statements of Operations for the Nine Months
            ended September 30, 1997 and September 30, 1996                   2

            Consolidated Statements of Operations for the Three Months
            ended September 30, 1997 and September 30, 1996                   3

            Consolidated Statements of Cash Flows for the Nine Months
            ended September 30, 1997 and September 30, 1996                   4

            Notes to Financial Statements                                     5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

PART II:    OTHER INFORMATION                                                 9

SIGNATURES                                                                   10

                          PACIFIC GULF PROPERTIES INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)



                                                                        September 30, 1997   December 31, 1996
                                                                        ------------------   -----------------
                                                                             (Unaudited)         (Audited)
ASSETS
Real estate assets
         Land                                                                $ 164,422            $ 111,253
         Buildings                                                             402,572              270,458
                                                                             ---------            ---------
                                                                               566,994              381,711
         Accumulated depreciation                                              (36,744)             (28,844)
                                                                             ---------            ---------
                                                                               530,250              352,867
Cash and cash equivalents                                                        1,258                1,523
Accounts receivable                                                              2,501                2,125
Other assets                                                                    14,567                8,125
                                                                             ---------            ---------
                                                                             $ 548,576            $ 364,640
                                                                             =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                                                $ 277,383            $ 197,401
Accounts payable and accrued liabilities                                         8,711                5,671
Dividends payable                                                                6,139                4,001
Convertible subordinated debentures                                             12,652               14,227
                                                                             ---------            ---------
                                                                               304,885              221,300
Minority interest in consolidated partnerships                                   8,465                3,518

Commitments and contingencies                                                       --                   --
Shareholders' equity
         Preferred shares, $.01 par value; 5,000,000 shares authorized;
         270,270 shares Class A and 470,588 shares Class B outstanding at
         September 30, 1997 and no shares outstanding at December 31, 1996           7                   --

         Common shares, $.01 par value; 25,000,000 shares
         authorized; 14,294,379 at September 30, 1997 and
         9,757,917 shares outstanding at December 31, 1996                         143                   98

         Excess shares, $.01 par value; 30,000,000 shares
         authorized; no shares outstanding                                          --                   --

         Outstanding restricted stock                                             (865)                (877)
         Additional paid-in capital                                            259,558              157,895
         Distributions in excess of net earnings                               (23,617)             (17,294)
                                                                             ---------            ---------
                                                                               235,226              139,822
                                                                             ---------            ---------
                                                                             $ 548,576            $ 364,640
                                                                             =========            =========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except share data)

                                   (UNAUDITED)


                                                                     Nine Months Ended September 30
                                                                     ------------------------------
                                                                           1997           1996
                                                                        ----------       -------
REVENUES
Rental income
         Industrial properties                                            $ 24,850       $14,469
         Multifamily properties                                             24,339        21,673
                                                                          --------       -------
                                                                            49,189        36,142
EXPENSES
Rental property expenses
         Industrial properties                                               5,864         3,791
         Multifamily properties                                              9,421         8,527
                                                                          --------       -------
                                                                            15,285        12,318
Depreciation                                                                 8,073         5,921
Interest (including amortization of debenture discount and
financing costs of $ 619 and $924 respectively)                             12,621        13,613
General and administrative expenses                                          2,238         2,056
Minority partners' interest in earnings of consolidated partnerships           114            --
                                                                          --------       -------
                                                                            38,331        33,908
                                                                          --------       -------

INCOME BEFORE GAIN/LOSS ON SALE OF REAL ESTATE                              10,858         2,234
Gain (Loss) on sale of real estate                                            (111)           74
                                                                          --------       -------
NET INCOME                                                                $ 10,747       $ 2,308
Less preferred dividend requirements                                           390            --
                                                                          --------       -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                   $ 10,357       $ 2,308
                                                                          ========       =======
INCOME AVAILABLE PER COMMON SHARE                                         $   0.81       $  0.39
                                                                          ========       =======
DIVIDENDS DECLARED PER COMMON SHARE                                       $   1.23       $  1.20
                                                                          ========       =======


See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except share data)

                                   (UNAUDITED)


                                                                      Three Months Ended September 30
                                                                      -------------------------------
                                                                            1997         1996
                                                                          -------      -------
REVENUES
Rental income
         Industrial properties                                            $ 9,620      $ 6,071
         Multifamily properties                                             8,837        7,372
                                                                          -------      -------
                                                                           18,457       13,443
EXPENSES
Rental property expenses
         Industrial properties                                              2,185        1,714
         Multifamily properties                                             3,425        2,834
                                                                          -------      -------
                                                                            5,610        4,548
Depreciation                                                                3,139        2,116
Interest (including amortization of debenture discount and
 financing costs of $176 and $325 respectively)                             4,669        4,782
General and administrative expenses                                           766          708
Minority partners' interest in earnings of consolidated partnerships           94           --
                                                                          -------      -------
                                                                           14,278       12,154
                                                                          -------      -------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE                                   4,179        1,289
Gain on sale of real estate                                                    --           74
                                                                          -------      -------
NET INCOME                                                                $ 4,179      $ 1,363
Less preferred dividend requirements                                          275           --
                                                                          -------      -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                   $ 3,904      $ 1,363
                                                                          =======      =======
INCOME AVAILABLE PER COMMON SHARE                                         $  0.27      $  0.19
                                                                          =======      =======
DIVIDENDS DECLARED PER COMMON SHARE                                       $  0.41      $  0.40
                                                                          =======      =======



See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (UNAUDITED)


                                                                        Nine Months Ended September 30
                                                                        ------------------------------
                                                                              1997           1996
                                                                           ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Income available to common shareholders                           $  10,357       $  2,308
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation                                                 7,990          5,921
                  Amortization of debenture discount
                  and financing costs                                            619            924
                  (Gain)/loss on sale of real estate                             111            (74)
                  Compensation recognized related to restricted stock
                  issued to employees                                             12            102
                  Net decrease in other assets                                (4,186)        (1,525)
                  Net increase in liabilities                                  3,040          1,697
                                                                           ---------       --------
         Net cash provided by operating activities                            17,943          9,353
                                                                           ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
         Net additions to real estate assets                                (185,283)       (74,163)
         Property and equipment, net                                          (3,452)         7,695
                                                                           ---------       --------
         Net cash used in investing activities                              (188,735)       (66,468)
                                                                           ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from revolving line of credit                               98,778         28,075
         Repayment of revolving lines of credit                              (46,719)        (5,000)
         Proceeds from mortgage notes payable                                 39,642          8,000
         Repayment of mortgage notes payable                                 (14,685)        (3,904)
         Proceeds from construction loans                                      2,966             --
         Debentures converted to common shares                                (1,574)            --
         Issuance of common shares                                            88,477         36,540
         Issuance of preferred shares                                         13,237             --
         Minority partners' interest in consolidated partnerships              4,947             --
         Distributions paid                                                  (14,542)        (6,812)
                                                                           ---------       --------
         Net cash provided by financing activities                           170,527         56,899
                                                                           ---------       --------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                                      (265)          (216)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                         1,523          2,847
                                                                           ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   1,258       $  2,631
                                                                           =========       ========


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

         In May 1997, the Company acquired the Algona Distribution Center, a vacant industrial distribution facility containing approximately 263,000 leasable square feet located in Algona, Washington for approximately $8,750,000, which the Company financed with borrowings under the Acquisition Facility (as defined below). The Company anticipates spending up to $1,300,000 for capital improvements which may include, subject to future tenant needs, installation of additional dock-high doors, rehabilitation of the existing loading dock area and tenant improvements. The center is adjacent to the PGP Distribution Center, which the Company acquired in January 1997.

         Also in May 1997, the Company acquired a 12.8 acre land parcel located in the Pacific Commerce Centre in Lake Forest, California for $3,500,000, which it financed with borrowings under the Acquisition Facility. The Company anticipates that the site will be developed into a multi-tenant industrial complex of buildings housing tenants in spaces ranging in size from 3,500 to 15,000 square feet. The preliminary plans anticipate approximately 204,000 leasable square feet of 24 foot clear height buildings including both grade level loading and dock-high loading. The Company has budgeted approximately $8,700,000 million for development costs.

         In June 1997, the Company acquired a controlling general partnership interest in two partnerships that own two active senior apartment communities adjacent to each other located in Escondido, California. The properties contain an aggregate of 551 studio, one-bedroom, and two-bedroom apartment units. Following the acquisition, the Company became the sole general partner of the existing limited partnerships that own and manage the properties. The existing partners of the partnerships received an aggregate of approximately 265,000 units of limited partnership interests in such partnerships which may be tendered for redemption to the Company any time beginning, in most cases, two years after the closing of the transaction. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the common shares.

         In June 1997, the Company sold its 7,000 square foot Corporate Office in Newport Beach, California. The loss recognized on the sale totaled $111,000. The Company relocated to a newly acquired 28,000 square foot facility also located in Newport Beach, California which was purchased for $3,286,000 on April 17, 1997.

         On July 18, 1997, the Company purchased five industrial/distribution properties (the "LPIF Properties") containing approximately 1,532,000 leasable square feet located in California markets where the Company has existing management. The LPIF properties were purchased from Lincoln Pacific Industrial Fund for a total consideration of $67,250,000. The Company funded the purchase with $41,625,000 in borrowings under an unsecured credit facility established by the Company for acquisition purposes (the "Acquisition Facility"), and $12,000,000 in borrowings under the Company's revolving line of credit together with $10,000,000 in net proceeds from the issuance of 470,588 shares of Class B Preferred Stock shares and available cash (see Note
         5). See Current Report on Form 8-K filed August 1, 1997 for further discussion.

         In July 1997, the Company acquired a 17.3 acre land parcel in the Pacific Commerce Centre located in Lake Forest, California for $6,250,000, which it financed with borrowings under the Acquisition Facility. The Company plans to develop a 235,000 square foot multi-tenant industrial business park consisting of sixteen buildings offering tenants spaces ranging in size from 1,000 square feet to 4,000 square feet. The Company has budgeted approximately $14,000,000 for development costs.

         In August 1997, the Company acquired a vacant industrial distribution/manufacturing facility in North San Diego County, California for $16,750,000 situated on 27.5 acres consisting of one building to be rehabilitated containing approximately 375,000 square feet, and an additional five acres of land on which the Company plans to develop approximately 88,000 square feet of warehouse space. The property was purchased with proceeds financed by a construction loan, the Company's revolving line of credit and cash. The Company has budgeted approximately $2,300,000 for rehabilitation costs.

         In September 1997, the Company acquired a 142,000 square foot industrial park in Concord, California for $7,600,000, which it financed with proceeds from the Acquisition Facility and cash.
         The property consists of five tilt-up buildings offering tenant spaces ranging in size from 1,850 square feet to 15,000 square feet.

3.       LOANS PAYABLE

         The Company's loans payable at September 30, 1997 and December 31, 1996 consist of the following (in thousands):


                                         1997          1996
                                       --------      --------
         Mortgage notes payable        $195,047      $183,682
         Construction loans              16,591            33
         Revolving line of credit        65,745        13,686
                                       --------      --------
                                       $277,383      $197,401
                                       ========      ========

4.       CONVERTIBLE SUBORDINATED DEBENTURES

         As of September 30, 1997, the Company's outstanding convertible subordinated debentures totaled $12,652,000, net of unamortized discount of $112,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 common shares of Common Stock per $1,000 of principal amount of debentures, would require the issuance of an additional 685,409 common shares. If the debentures were fully converted, the net income attributable to each common share would not be diluted. During the nine months ended September 30, 1997, $1,673,000 in aggregate principal amount of debentures ($1,574,000 net of discount) were converted into 89,807 common shares.

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

         On December 31, 1996, the Company entered into an agreement to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Stock") to Five Arrows Realty Securities L.L.C. ("Five Arrows") at a price of $18.50 per share over the course of 1997 in a maximum of three separate issuances, the timing of which may be specified by the Company. The Class A Preferred Stock is convertible into common shares, on a one-for-one basis, subject to adjustment upon certain events. The annual dividend per share on the Class A Preferred Stock is $1.70 ($0.425 per share per quarter) from the date of issuance until December 31, 1997 and thereafter, the greater of $1.70 per share of 104% of the then current dividend on the Company's common stock. At its option, the Company may redeem the Class A Preferred Stock beginning December 31, 2001 for cash at a premium of 6% over the initial $18.50 per share liquidation value decreasing to zero by December 31, 2009. The Class A Preferred Stock, or any shares of common stock into which such Class A Preferred Stock could be converted, are nontransferable until December 31, 1997. In April 1997, the Company completed the sale of 270,270 shares of Class A Preferred Stock at a price of $18.50 per share for aggregate proceeds of $5,000,000.

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

         During the nine months ended September 30, 1997, 955 shares of Common Stock were issued through the Company's Dividend Reinvestment Program.

6.       PER COMMON SHARE DATA

         Per common share amounts are calculated based upon weighted average common shares outstanding and common share equivalents of 12,843,805 and 5,962,234 for the nine months ended September 30, 1997 and 1996, respectively and 14,322,119 and 7,323,936 for the three months ended September 30, 1997 and 1996, respectively. Common share equivalents include stock options which are considered dilutive for the purposes of computing primary earnings per share.

7.       COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

         On September 12, 1997, the Company declared its quarterly distribution of $.41 per common share covering shares outstanding at September 30, 1997. Assuming the Board continues to declare quarterly distributions the estimated annual distribution based on this amount would be $1.64. The distribution was paid on October 10, 1997 to holders of record on October 1, 1997.

         Preferred stock dividends of $112,000 related to the 270,270 shares of Class A Preferred Stock were paid by the Company on August 15, 1997. Preferred stock dividends of $115,000 and $163,000 related to 270,270 shares of Class A Preferred Stock and 470,588 shares of Class B Preferred Stock have been accrued through September 30, 1997 at the rate of $0.425 per share per quarter.

8.       INTEREST

         Interest incurred for the nine months ended September 30 consists of the following (in thousands):

                                                                        1997          1996
                                                                      --------       -------
         Interest incurred                                            $ 13,174       $12,689

         Amortization:
                  Debenture discount and costs                             106           429
                  Costs related to financing assumed from the
                  Company's Predecessor and line of credit costs           258           296
                  Long-term financing costs                                255           199

         Interest capitalized                                           (1,172)           --
                                                                      --------       -------
         Interest expense                                             $ 12,621       $13,613
                                                                      ========       =======

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the three and nine months ended September 30, 1997 and 1996, together with liquidity and capital resources as of September 30, 1997.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Industrial rental income increased by $10,381,000 or 72%, from $14,469,000 in 1996 to $24,850,000 in 1997. This increase was primarily attributable to the acquisition of thirteen industrial parks containing approximately 3,654,000 square feet of leasable area in 1996 and 1997. Multifamily rental income increased by $2,666,000, or 12%, from $21,673,000 in 1996 to $24,339,000 in
1997. This increase was primarily attributable to an increase in rental rates and to the acquisition of multifamily properties containing 716 apartment units during the fourth quarter of 1996 and the second quarter of 1997. As a result of these changes, total revenues increased by $13,047,000 or 36%, from $36,142,000 in 1996 to $49,189,000 in 1997.

Industrial rental income for the nine months ended September 30, 1997 totaled $24,850,000 and included $6,430,000 related to the industrial parks acquired since September 30, 1996.

Multifamily rental income for the nine months ended September 30, 1997 totaled $24,339,000 and included $1,976,000 related to multifamily properties acquired during the fourth quarter of 1996 and second quarter of 1997.

Industrial rental property expenses increased $2,073,000, or 55%, from $3,791,000 in 1996 to $5,864,000 in 1997. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses increased by $894,000, or 10%, from $8,527,000 in 1996 to $9,421,000 in 1997. This increase was primarily attributable to the acquisition of multifamily properties containing 716 apartment units during the fourth quarter of 1996 and the second quarter of 1997.

Industrial rental property expenses for the nine months ended September 30, 1997 totaled $5,864,000 and included $1,829,000 related to industrial parks acquired since September 30, 1996.

Multifamily rental property expenses for the nine months ended September 30, 1997 totaled $9,421,000 and included $697,000 related to multifamily properties acquired during the fourth quarter of 1996 and the second quarter of 1997.

Total depreciation increased by $2,152,000, or 36%, from $5,921,000 in 1996 to $8,073,000 in 1997. This increase was primarily attributable to additional depreciation relating to the acquisition of thirteen industrial parks, three multifamily properties, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) decreased by $992,000, or 7%, from $13,613,000 in 1996 to $12,621,000 in
1997. This decrease was primarily attributable to a decrease in convertible subordinated debentures outstanding, offset by an increase in outstanding borrowings due to new acquisitions made during 1996 and 1997.

General and administrative expenses increased by $182,000, or 9%, from $2,056,000 in 1996 to $2,238,000 in 1997. This increase was primarily attributable to personnel increases related to acquisitions made during the fourth quarter of 1996 and in 1997.

Minority partners' interest in earnings of consolidated partnerships was $114,000 in 1997 due to the June 1997 acquisition of a controlling general partner interest in the two partnerships that own the senior apartments (see
Note 2).

A loss on the sale of real estate in the amount of $111,000 was recorded in the 1997 period (see Note 2), a gain of $74,000 from the sale of land and buildings to an existing tenant at one of the industrial properties during August 1996.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Industrial rental income increased by $3,549,000, or 58%, from $6,071,000 in 1996 to $9,620,000 in 1997. This increase was primarily attributable to the acquisition of thirteen industrial parks containing approximately 3,654,000 square feet of leasable area in 1996 and 1997. Multifamily rental income increased by $1,465,000, or 20%, from $7,372,000 in 1996 to $8,837,000 in 1997.
This increase was primarily attributable to an increase in rental rates and to the acquisition of multifamily properties containing 716 apartment units during the fourth quarter of 1996 and the second quarter of 1997. As a result of these changes, total revenues increased by $5,014,000, or 37%, from $13,443,000 in 1996 to $18,457,000 in 1997.

Industrial rental income for the three months ended September 30, 1997 totaled $9,620,000 and included $3,458,000 related to the industrial parks acquired since September 30, 1996.

Multifamily rental income for the three months ended September 30, 1997 totaled $8,837,000 and included $1,261,000 related to the multifamily properties acquired during the fourth quarter of 1996 and the second quarter of 1997.

Industrial rental property expenses increased $471,000, or 27%, from $1,714,000 in 1996 to $2,185,000 in 1997. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses increased by $591,000, or 21%, from $2,834,000 in 1996 to $3,425,000 in 1997. This increase was primarily attributable to the acquisition of multifamily properties containing 716 apartment units during the fourth quarter of 1996 and the second quarter of 1997.

Industrial rental property expenses for the three months ended September 30, 1997 totaled $2,185,000 and included $749,000 related to industrial parks acquired since September 30, 1996.

Multifamily rental property expenses for the three months ended September 30, 1997 totaled $3,425,000 and included $435,000 related to multifamily properties acquired during the fourth quarter of 1996 and the second quarter of 1997.

Total depreciation increased by $1,023,000, or 48%, from $2,116,000 in 1996 to $3,139,000 in 1997. This increase was primarily attributable to additional depreciation relating to the acquisition of thirteen industrial parks, three multifamily properties, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) decreased by $113,000, or 2%, from $4,782,000 in 1996 to $4,669,000 in
1997. This decrease was primarily attributable to a decrease in convertible subordinated debentures outstanding, offset by an increase in outstanding borrowings due to new acquisitions made during 1996 and 1997.

General and administrative expenses increased by $58,000, or 8%, from $708,000 in 1996 to $766,000 in 1997. This increase was primarily attributable to personnel increases related to acquisitions made during the fourth quarter of 1996 and in 1997.

Minority partners' interest in earnings of consolidated partnerships was $94,000 in 1997 due to the June 1997 acquisition of a controlling general partner interest in the two partnerships that own the senior apartments (see Note 2).

A gain on the sale of real estate in the amount of $74,000 was recorded in the 1996 period, with no corresponding charge in the comparable period for 1997 (see
Note 2).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $1,258,000 of cash to meet its immediate short-term liquidity requirements and to fund the purchase of future acquisitions. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital, Preferred Stock issuances to Five Arrows possible offerings of debt or equity and, if necessary, funding from the Company's revolving line of credit. The Company has a secured revolving line of credit ("Line of Credit") from Bank of America (the "Bank") for a maximum amount of $65,000,000 which expires in July, 1998. As of September 30, 1997, the Company had an outstanding balance of $32,120,000 under the revolving line of credit.

The Company has obtained an unsecured credit facility (the "Acquisition Facility") from Bank of America which provides up to $35,000,000 for the acquisition of qualifying properties and $33,625,000 for the acquisition of a portfolio of five industrial properties. The Acquisition Facility has a term of six months, bears interest at a rate of LIBOR plus 2.00% and provides that up to 50% of the acquisition costs actually paid by the Company may be funded by the facility. The Acquisition Facility also provides that the proceeds will be repaid, at the Company's option, either by drawings on the existing Line of Credit and adding the related property to the Line of Credit's collateral pool or by the company obtaining real estate financing or other funds to repay the Acquisition Facility. The Company has entered into an agreement with Prudential Life Insurance Company ("Prudential") to refinance $33,625,000 of its Acquisition Facility. Any amounts borrowed under the Acquisition Facility, excluding the borrowing related to the industrial portfolio acquisition, reduce amounts available under the Line of Credit. As of September 30, 1997, the Acquisition Facility had an outstanding balance of $33,625,000, all of which was related to the industrial portfolio acquisition. On October 10, 1997, the Company funded the loan with Prudential and repaid the amounts outstanding on the Acquisition Facility.

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

Cash provided by operating activities increased from $9,353,000 for the period ended September 30, 1996 to $17,943,000 for the period ended September 30, 1997. The primary reason for these increases related to the additional rental income contributed by properties acquired during 1996 and 1997.

Cash used in investing activities increased from $66,468,000 for the period ended September 30, 1996 to $188,735,000 for the period ended September 30, 1997 as a result of acquisitions, offset by the disposal of property.

Cash provided by financing activities increased from $56,899,000 for the period ended September 30, 1996 to $170,527,000 for the year ended September 30, 1997 primarily as a result of the issuance of Common Stock from a stock offering and the conversion of debentures in 1997.

The Company has an agreement with Five Arrows to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock at a price of $18.50. During April 1997, the Company, pursuant to this agreement, issued 270,270 shares of Class A Senior Cumulative Convertible Preferred Stock raising gross proceeds of $5,000,000 (see Note 5 for additional information). The proceeds were used to pay off a portion of a mortgage note totaling $7,200,000 and general corporate purposes.

In May 1997, the Company entered into a second agreement with Five Arrows to issue 1,411,765 shares of Class B Senior Cumulative Convertible Preferred Stock at a price of $21.25. During July 1997, the Company, pursuant to this agreement, issued 470,588 shares of Class B Senior Cumulative Convertible Preferred Stock raising gross proceeds of $10,000,000 (see Note 5 for additional information). The proceeds were used together with funds from other sources to acquire an industrial portfolio consisting of five properties with over 1.5 million leasable square feet. On October 23, 1997, the Company, pursuant to this agreement issued 235,294 shares of Class B Senior Cumulative Convertible Preferred Stock raising gross proceeds of $5,000,000. The proceeds were used primarily for capital expenditures.

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

PART II:   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K

         During the quarter ended September 30, 1997, the Company filed two Current Reports on Form 8-K. On August 1, 1997, the Company filed a Report on Form 8-K, reporting under Item 7, the industrial portfolio acquisition in July 1997. On August 4, 1997, the Company filed a Report on Form 8-K/A, reporting under Item 7, amending its August 1, 1997 Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.


/s/Glenn L. Carpenter                  /s/Donald G. Herrman
-------------------------              -----------------------------------------
Glenn L. Carpenter                     Donald G. Herrman
Chairman and Chief Executive Officer   Chief Financial Officer and Secretary

DATED: October 30, 1997