Form 10-K
period 1997-12-31
PACIFIC GULF PROPERTIES INC
filed 1998-03-31
CIK 912597

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-12546

                          PACIFIC GULF PROPERTIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                      33-0577520
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

 4220 VON KARMAN, NEWPORT BEACH, CALIFORNIA                        92660
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 223-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF SECURITY                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 -----------------                    -----------------------------------------
           COMMON STOCK, $0.01 PAR VALUE                       NEW YORK STOCK EXCHANGE
8.375% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2001            AMERICAN STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 24, 1998 was approximately 453,119,000.

     On March 24, 1998, the registrant had 19,986,609 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                               TABLE OF CONTENTS


PART I
     Item 1.     Business....................................................    2
     Item 2.     Properties..................................................   15
     Item 3.     Legal Proceedings...........................................   15
     Item 4.     Submission of Matters to a Vote of Security Holders.........   15

PART II
     Item 5.     Market for the Company's Common Equity and Related
                 Stockholder Matters.........................................   16
     Item 6.     Selected Financial and Operating Data.......................   17
     Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   19
     Item 8.     Financial Statements and Supplementary Data.................   26
     Item 9.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   26

PART III
     Item 10.    Directors and Management....................................   26
     Item 11.    Executive Compensation......................................   26
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management..................................................   26
     Item 13.    Certain Relationships and Related Transactions..............   26

PART IV
     Item 14.    Exhibits, Financial Statement Schedule and Reports on form
                 8-K.........................................................   26

                                     PART I

ITEM 1.  BUSINESS

     Pacific Gulf Properties Inc. (together with its consolidated operating partnerships, PGP Inland Communities, L.P., Terrace Gardens -- PGP L.P., Morning View Terrace -- PGP L.P., PGP Northern Industrial L.P. and PGP Von Karman Properties, collectively the "Company") was incorporated in August 1993 in the State of Maryland and completed its initial public offering on February 18, 1994 (the "Offering"). Prior to February 18, 1994, the Company was a wholly-owned subsidiary of Santa Anita Realty Enterprises, Inc. ("Realty"). Its executive offices are located at 4220 Von Karman Drive, Newport Beach, California 92660.

     The Company operates as a self-administered and self-managed equity real estate investment trust (a "REIT") which owns, operates, leases, acquires, rehabilitates and develops industrial and multifamily properties located in California and the Pacific Northwest.

     The Company's properties are located in California and the Pacific Northwest, with the largest concentration in Southern California. The Company focuses on the industrial and multifamily properties in this geographic region due to management's extensive experience in these property types and markets and management's belief that these markets present potential for long-term economic growth. As of December 31, 1997, the Company owned a portfolio of 49 operating industrial properties, containing an aggregate of 10.7 million leasable square feet, two industrial properties being rehabilitated containing approximately 639,000 leasable square feet and four industrial properties being developed that will contain approximately 578,000 leasable square feet (the "Industrial Properties"). The Company also owns a portfolio of 24 operating multifamily properties, which includes 17 apartment communities containing 3,383 units, seven active senior apartment communities containing 1,272 units and one active senior apartment community being developed that contains 166 apartment units (the "Multifamily Properties," and collectively with the Industrial Properties, the "Properties"). As of December 31, 1997, the operating Industrial Properties and Multifamily Properties then owned by the Company experienced occupancy rates of 95% and 94%, respectively.

     The following table presents information on the composition of the Company's operating properties based on the net book value at December 31, 1997:

                                                                     PERCENTAGE OF
                                                                         REAL
                                                       NUMBER OF        ESTATE
                                                       PROPERTIES       ASSETS
                                                       ----------    -------------
PROPERTY TYPE
  Industrial.........................................      49              69%
  Multifamily........................................      24              31
                                                           --             ---
          Total......................................      73             100%
                                                           ==             ===
GEOGRAPHIC LOCATION
  California.........................................      62              87%
  Pacific Northwest..................................      11              13
                                                           --             ---
          Total......................................      73             100%
                                                           ==             ===

     The tables below set forth certain information relating to the Company's operating Industrial and Multifamily Properties by location and type as of December 31, 1997.

                                                                           PERCENT OF
                                           NUMBER OF      LEASABLE      INDUSTRIAL GROSS
                                           PROPERTIES    SQUARE FEET    RENTAL REVENUE(1)    OCCUPANCY
                                           ----------    -----------    -----------------    ---------
INDUSTRIAL
California
  Inland Empire(2).......................       6         1,989,194             17%             97%
  San Diego..............................       6         1,203,606             17              95
  Orange County..........................      16         2,453,590             22              94
  Los Angeles............................       4         1,326,886             11              94
  Northern California....................      12         2,841,706             21              95

Pacific Northwest
  Seattle, WA............................       5           861,067             12              96
                                               --        ----------            ---              --
          Total or Weighted Average......      49        10,676,049            100%             95%
                                               ==        ==========            ===              ==

                                                                         PERCENT OF
                                               NUMBER OF              MULTIFAMILY GROSS
                                               PROPERTIES    UNITS     RENTAL REVENUE      OCCUPANCY
                                               ----------    -----    -----------------    ---------
MULTIFAMILY
California
  Inland Empire(2)...........................      13        1,806            36%             93%
  Orange County..............................       3          742            18              96
  San Diego..................................       2          551            12              99

Pacific Northwest
  Seattle, WA................................       6        1,556            34              93
                                                   --        -----           ---              --
          Total or Weighted Average..........      24        4,655           100%             94%
                                                   ==        =====           ===              ==

---------------
(1) Based on rental revenues for the fourth quarter of 1997.

(2) Includes the eastern portion of Los Angeles County adjacent to the Riverside-San Bernardino metropolitan statistical area.

                               1997 DEVELOPMENTS

ACQUISITIONS

     During 1997, the Company acquired approximately $302.6 million of industrial properties and $38.8 million of multifamily properties. The following tables set forth information regarding these properties and properties currently under rehabilitation and development.

     As part of its acquisition program, the Company seeks properties whose financial performance can be enhanced through physical renovation and rehabilitation. The Company also periodically renovates and rehabilitates the properties it already owns. Rehabilitation activity generally involves updating older properties to conform to current market standards and may include the installation of additional loading facilities, sprinkler upgrades, mezzanine level upgrades, parking lot upgrades and cosmetic rehabilitation of the property. The Company capitalizes on senior management's experience with renovation and rehabilitation projects, as well as third party expertise, to expedite the renovation and rehabilitation process.

     See "Industrial Properties" and "Multifamily Properties" for additional information regarding these properties as of December 31, 1997.

  Operating Industrial Properties

                                                                      NET                        BUDGETED      TOTAL
                                                       DATE         RENTABLE      ACQUISITION     CAPITAL     BUDGETED
PROPERTY NAME                      LOCATION          ACQUIRED    SQUARE FOOTAGE      COST       EXPENDITURE     COST
-------------                      --------          ---------   --------------   -----------   -----------   --------
                                                                                    (000'S)       (000'S)     (000'S)
Norwood Industrial Park.........   Sacramento, CA    Dec. 1997       168,292       $  4,716       $  411      $  5,127
PGDC-Montebello.................   Montebello, CA    Dec. 1997       143,391          4,809          160         4,969
PGBP-Cerritos...................   Cerritos, CA      Dec. 1997       213,755          8,485          285         8,770
PGBP-Irvine.....................   Irvine, CA        Dec. 1997       170,305          7,020          267         7,287
PGDC-Anaheim....................   Anaheim, CA       Dec. 1997        91,200          3,322          119         3,441
Horn Road Industrial............   Sacramento, CA    Dec. 1997       221,300          9,527          183         9,710
Bradshaw Business Center........   Sacramento, CA    Dec. 1997       114,473          8,724          131         8,855
Fullerton Business Center.......   Fullerton, CA     Dec. 1997       110,900          5,533           37         5,570
611 Cerritos....................   Anaheim, CA       Dec. 1997       129,426          6,139          190         6,329
Commerce Park-Sunnyvale.........   Sunnyvale, CA     Dec. 1997       129,513         14,346          443        14,789
Commerce Park-Santa Clara.......   San Tomas, CA     Dec. 1997       188,777         20,973          657        21,630
Commerce Park-Sacramento........   Sacramento, CA    Dec. 1997       269,146         15,570          566        16,136
Commerce Park-Anaheim...........   Anaheim, CA       Dec. 1997       145,745          6,922          254         7,176
Tower Park......................   Anaheim, CA       Nov. 1997       211,238          9,584          297         9,881
Acacia..........................   Fullerton, CA     Nov. 1997       202,551          9,108          283         9,391
Eden Plaza(1)...................   Hayward, CA       Oct. 1997       101,084         19,370        1,676        21,046
Eden Industrial(1)..............   Hayward, CA       Oct. 1997       399,555               (2)          (2)           (2)
Concord Business Park...........   Concord, CA       Sep. 1997       141,792          7,647           97         7,744
PGDC-Chino......................   Chino, CA         Jul. 1997       302,166         10,691           67        10,758
PGDC-Downey.....................   Downey, CA        Jul. 1997       289,294         11,595           98        11,693
PGDC-Fontana....................   Fontana, CA       Jul. 1997       380,634         14,223           54        14,277
PGDC-Rancho Bernardo............   Rancho Bernardo   Jul. 1997       215,502         14,204           83        14,287
PGDC-Fremont....................   Fremont, CA       Jul. 1997       344,416         17,019          100        17,119
PGDC-Woodland...................   Woodland, CA      Feb. 1997       570,000         12,826           --        12,826
Harbor Business Park............   Santa Ana, CA     Jan. 1997       193,136          9,155          141         9,296
Harbor Warner Business Park.....   Santa Ana, CA     Jan. 1997       127,836          5,556          140         5,696
PGDC-Algona.....................   Algona, WA        Jan. 1997       200,401          9,492           --         9,492
                                                                   ---------       --------       ------      --------
        Total...................                                   5,775,828       $266,556       $6,739      $273,295
                                                                   =========       ========       ======      ========

---------------
(1) Owned by PGP Northern Industrial, L.P., a limited partnership in which the Company has a minimum 59% equity interest and full management and control.

(2) Included under Eden Plaza.

  Operating Multifamily Properties

                                                                                     BUDGETED      TOTAL
                                                   DATE              ACQUISITION     CAPITAL      BUDGETED
PROPERTY NAME                      LOCATION      ACQUIRED    UNITS      COST       EXPENDITURE      COST
-------------                    -------------   ---------   -----   -----------   ------------   --------
                                                                       (000'S)       (000'S)      (000'S)
Tyler Springs..................  Riverside, CA   Dec. 1997    273      $13,458         $190       $13,648
Terrace Gardens................  Escondido, CA   Jun. 1997    225       10,139          171        10,310(1)
Morning View...................  Escondido, CA   Jun. 1997    326       15,161          140        15,301(2)
                                                              ---      -------         ----       -------
          Total................                               824      $38,758         $501       $39,259
                                                              ===      =======         ====       =======

---------------
(1) Owned by Terrace Gardens-PGP L.P., a limited partnership in which the Company has an ownership interest of approximately 58%, full management and control, and the right to substantially all of the cash flow.

(2) Owned by Morning View Terrace-PGP L.P., a limited partnership in which the Company has an ownership interest of approximately 58%, full management and control, and the right to substantially all of the cash flow.

  Rehabilitation Properties

                                                                  NET
                                                   ESTIMATED    RENTABLE                  ESTIMATED      TOTAL
                                         DATE      COMPLETION    SQUARE    ACQUISITION   DEVELOPMENT   ESTIMATED
PROPERTY NAME            LOCATION      ACQUIRED       DATE      FOOTAGE       COST          COSTS        COSTS
-------------          -------------   ---------   ----------   --------   -----------   -----------   ---------
                                                                             (000'S)       (000'S)      (000'S)
Whse/Distribution....  San Diego, CA   Aug. 1997   Feb. 1998    375,919      $17,209       $2,291       $19,500
Whse/Distribution....  Algona, WA      May 1997    Jan. 1998    263,155        8,780        1,248        10,028
                                                                -------      -------       ------       -------
          Total......                                           639,074      $25,989       $3,539       $29,528
                                                                =======      =======       ======       =======

  Development Properties

                                                                    ESTIMATED
                                                                       NET
                                                        ESTIMATED   RENTABLE                   ESTIMATED    ESTIMATED
                                               DATE     COMPLETION   SQUARE     ACQUISITION   DEVELOPMENT     TOTAL
PROPERTY NAME                LOCATION        ACQUIRED      DATE      FOOTAGE       COST          COSTS        COSTS
-------------          --------------------  ---------  ----------  ---------   -----------   -----------   ---------
                                                                                  (000'S)       (000'S)      (000'S)
Business Park........  Lake Forest, CA       Jul. 1997  Dec. 1998    230,000      $ 6,516       $13,942      $20,458
Whse/Distribution....  Lake Forest, CA       May 1997   Sept. 1998   203,500        3,554         8,745       12,299
Whse/Distribution....  San Diego, CA         Aug 1997   Dec. 1998     88,000             (1)      3,428        3,428
Whse/Distribution....  City of Industry, CA  Aug. 1996  Feb. 1998     56,000             (1)      1,860        1,860
                                                                     -------      -------       -------      -------
Total................                                                577,500      $10,070       $27,975      $38,045
                                                                     =======      =======       =======      =======

                                                    ESTIMATED   ESTIMATED             ESTIMATED    ESTIMATED
                                           DATE     COMPLETION   NUMBER              DEVELOPMENT     TOTAL
PROPERTY NAME               LOCATION     ACQUIRED      DATE     OF UNITS     LAND       COSTS        COSTS
-------------             -------------  ---------  ----------  ---------   -------  -----------   ---------
                                                                            (000'S)    (000'S)      (000'S)
MULTIFAMILY PROPERTIES
The Fountains...........  Rancho Santa   Sep. 1996  Feb. 1998      166      $1,642     $6,758       $8,400
                          Margarita, CA

---------------
(1) Represents the Company's development of excess portions of properties previously acquired by the Company.

COMPLETION OF INDUSTRIAL REHABILITATION

     In April 1997, the Company completed a $1.7 million rehabilitation of the former Bullock's Distribution Center, representing the first phase of this project, consisting of a 327,000 square foot warehouse and distribution facility located in the City of Industry, California, originally purchased by the Company in August 1996 for approximately $8.8 million. The project, now renamed Pacific Gulf Distribution Center, is currently 100% leased and has two major tenants, a food service distributor occupying 182,000 leasable square feet and a computer terminal distributor occupying 82,000 leasable square feet.

REDUCTION IN PUBLIC INDEBTEDNESS

     In December 1996, the Company completed an exchange offer (the "Exchange Offer") pursuant to which it exchanged an aggregate of 2,440,002 shares of Common Stock in exchange for approximately $42.1 million in aggregate principal amount (58 shares of Common Stock for each $1,000 in principal amount) of its 8.375% Convertible Subordinated Debentures Due 2001 (the "Debentures"). Approximately $12.7 million in principal amount of Debentures remained outstanding at December 31, 1997. The Debentures are traded on the American Stock Exchange (the "ASE").

COMMON STOCK OFFERINGS

     During 1997, the Company completed the following sales of its Common Stock:

                                                                 NUMBER OF         PRICE TO
DATE OF OFFERING                         GROSS PROCEEDS(1)    COMMON SHARES(1)    THE PUBLIC
----------------                         -----------------    ----------------    ----------
                                              (000'S)
December 1997..........................      $ 20,000               874,317        $22.875
November 1997..........................        99,108             4,776,300         20.75
June 1997..............................        44,800             2,131,700         21.00
January 1997...........................        47,200             2,300,000         20.50
                                             --------            ----------
                                             $211,108            10,082,317
                                             ========            ==========

---------------
(1) Includes proceeds and shares from the underwriters' over-allotment exercised.

CLASS A SENIOR CUMULATIVE CONVERTIBLE PREFERRED STOCK

     On December 31, 1996, the Company entered into an agreement to issue 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Shares") to Five Arrows Realty Securities L.L.C. ("Five Arrows") at a price of $18.50 per share. As of December 31, 1997, the Company has issued 1,351,351 shares of the Class A Preferred Shares.

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

     The Company has granted to Five Arrows, for as long as Five Arrows maintains its ownership of either all of the Class A Preferred Shares or an amount of voting securities that, if converted into Common Stock, would exceed 10% of the outstanding Common Stock, a seat on the Company's Board of Directors. Mr. James E. Quigley 3rd has served on the Company's Board of Directors as Five Arrows' representative since January 1997. In addition, upon the occurrence of the failure of the Company to pay a quarterly dividend on the Common Stock in an amount of at least $.40 per share, the failure of the Company to meet certain earnings before interest, depreciation and amortization budgets for three consecutive quarters or the failure of the Company to pay accrued dividends on the Class A Preferred Shares, Five Arrows would be granted one additional seat on the Board.

     At that time, Five Arrows has the right, subject to certain conditions, to demand the Company effect the registration under the Securities Act of 1933, as amended, of the Class A Preferred Shares or the shares of Common Stock into which such Class A Preferred Shares have been converted.

CLASS B SENIOR CUMULATIVE CONVERTIBLE PREFERRED STOCK

     In May 1997, the Company entered into a second agreement with Five Arrows to issue 1,411,765 shares of Class B Senior Cumulative Convertible Preferred Shares (the "Class B Preferred Shares") at a price of $21.25 per share. Since entering into this agreement, the Company has issued and sold to Five Arrows an aggregate of 1,411,765 Class B Preferred Shares for an aggregate purchase price of $30 million. Upon each issuance of Class B Preferred Shares, the Company paid a transaction fee of $0.75 per share. As part of this transaction, Five Arrows agreed to waive certain availability fees that were to be charged to the Company if all of the Class A Preferred Shares were not issued before July 1, 1997. Additionally, Five Arrows agreed that it would not transfer any Class A Preferred Shares or Class B Preferred Shares, or any shares of Common Stock into which such shares of Preferred Stock have been converted, until June 30, 1998. The terms of the Class B Preferred Shares are substantially similar to those of the Class A Preferred Shares, except that (i) the liquidation preference of the Class B Preferred Shares is $21.25 per share (plus accumulated, accrued and unpaid dividends) and (ii) Five Arrows will not be entitled to designate any additional representatives to the Company's Board of Directors while it owns both the Class A Preferred Shares and the Class B Preferred Shares.

DEBT FINANCING ACTIVITIES

     Tax-Exempt Projects. The Company has established a pool agreement with the Federal National Mortgage Associations ("FNMA") to provide 30-year credit enhancement on the Company's tax-exempt projects. In June 1997, in conjunction with the Company's admission into the partnerships that own the Terrace Gardens and Morning View Terrace apartment communities, the partnerships refinanced their existing tax-exempt bond financing of $19.1 million through the FNMA facility. The effective interest rate on the bonds, after giving effect to credit enhancement and other costs, has been fixed at 6.4% for 10 years.

     The Company also received from FNMA a forward commitment, expiring December 1, 1998, to provide credit enhancement for the Rancho Santa Margarita property, that the Company is currently developing. The commitment is subject to the completion of the project and the property achieving certain lease up and operating requirements. The effective interest rate on the currently outstanding bonds in this commitment, after giving effect to credit enhancement and other costs, has been fixed at 6.4% for 10 years.

     Property Refinancings. In October 1997, the Company borrowed $34.0 million at an interest rate of 7.11% for a term of 10 years. The proceeds of this loan were used to repay $33.6 million of indebtedness under the Company's Line of Credit. The loan is secured by five warehouse/distribution centers acquired by the Company in July 1997.

     Credit Facilities. The Company has a $65.0 million secured revolving line of credit (the "Line of Credit") which matures in July 1998. The Line of Credit bears interest at a rate of LIBOR plus 1.75%. As of December 31, 1997, the outstanding balance under the Company's Line of Credit was $17.2 million.

     Subsequent to year-end, the Company entered into an agreement with a lender for a $40 million unsecured bridge loan agreement. The agreement has an expiration date of April 30, 1998 and bears interest at a rate of LIBOR plus 1.25%.

     The Company and its lenders are currently negotiating the terms of a new unsecured credit facility. Terms being negotiated include an increase in the maximum loan amount, a decrease in the interest rate spread, extension of the term of the facility and conversion of the secured facility to an unsecured facility. There can be no assurance that any such terms will be agreed to by the lenders.

                             INDUSTRIAL PROPERTIES

     The Company focuses on multi tenant business parks and mid-size warehouse/distribution facilities. Whenever possible, the Company seeks a significant market share in its principal sub-markets so that it can accommodate its tenants as their needs change and have an influence on trends in market rents. The Company also seeks properties that are well located and offer convenient access to major distribution points, such as shipping ports, major airports and major freeways.

     Management believes that the Southern California industrial property market is recovering based upon an increasing level of leasing interest and a limited supply of new product. As evidence of this, the Company already has observed recent increases in the prices for industrial properties and tenant requests for longer term leases. With over 48% of its industrial leasable square footage subject to leases expiring during the next 24 months, the Company believes it is in a good position to capitalize on anticipated rental rate increases. Over 1,400 tenants currently occupy the Industrial Properties, and no one tenant accounts for more than 1.8% of the Company's total rental revenues.

     The Company generally offers industrial leases in the one- to five-year range. Lease terms include, in most cases, annual adjustments based on changes in the consumer price index. The standard lease also includes some refurbishing and tenant improvement allowance with the amount varying depending upon the length of the lease, the size of the space leased and the use. The Company seeks tenants primarily involved in warehouse, distribution, assembly and light manufacturing activities.

     The following table presents information concerning the Industrial Properties, including the actual average rent per square foot and percentage of the leasable square footage occupied by tenants as of December 31, 1997:

                                                                        GROSS        AVERAGE
                                                                       LEASABLE      MONTHLY
                                                          DATE          SQUARE      BASE RENT
INDUSTRIAL                          LOCATION           COMPLETED       FOOTAGE     PER SQ. FT.   OCCUPANCY
----------                    --------------------  ----------------  ----------   -----------   ---------
SEATTLE, WA
  Seattle I.................  Seattle, WA                 1968            42,240      $0.43         100%
  Seattle II................  Seattle, WA                 1981            64,077       0.57         100
  Seattle III...............  Seattle, WA                 1981            78,720       0.56         100
  PGBP-Tukwila..............  Tukwila, WA               1975-79          475,629       0.57          92
  PGDC-Algona...............  Algona, WA                  1989           200,401       0.34         100

INLAND EMPIRE, CA
  Golden West Industrial
    Park....................  Rancho Cucamonga, CA        1990           296,821       0.36          93
  Etiwanda..................  Ontario, CA                 1991           576,327       0.31         100
  Crescent Business
    Center..................  Rancho Cucamonga, CA        1981           136,066       0.39         100
  Riverview Industrial
    Park....................  San Bernardino, CA          1980           297,180       0.26          89
  PGDC-Chino................  Chino, CA                   1988           302,166       0.27         100
  PGDC-Fontana..............  Fontana, CA                 1988           380,634       0.29         100

SAN DIEGO, CA
  Vista.....................  Vista, CA                   1990           356,800       0.37          94
  Bay San Marcos............  San Marcos, CA              1988           121,768       0.43         100
  Escondido Business
    Center..................  Escondido, CA             1988-92          251,464       0.54          95
  San Marcos Commerce
    Center..................  San Marcos, CA              1985            72,050       0.44         100
  MiraMar Industrial
    Park(1).................  San Diego, CA               1981           186,022       0.70         100
  PGDC-Rancho Bernardo......  Rancho Bernardo, CA         1990           215,502       0.47          85

                                                                        GROSS        AVERAGE
                                                                       LEASABLE      MONTHLY
                                                          DATE          SQUARE      BASE RENT
INDUSTRIAL                          LOCATION           COMPLETED       FOOTAGE     PER SQ. FT.   OCCUPANCY
----------                    --------------------  ----------------  ----------   -----------   ---------
ORANGE COUNTY, CA
  Garden Grove Industrial
    Park....................  Garden Grove, CA            1979           252,184       0.39         100
  Pacific Gulf Business
    Park....................  Garden Grove, CA            1986           189,526       0.64          91
  Bell Ranch Industrial
    Park....................  Santa Fe Springs, CA        1981           128,640       0.29         100
  La Mirada Business
    Center..................  La Mirada, CA               1975            82,010       0.60          84
  Pacific Park..............  Aliso Viejo, CA             1988            99,622       0.92          94
  North County Business
    Park....................  Yorba Linda, CA           1987-89          105,516       0.56         100
  Harbor Business Park......  Santa Ana, CA             1974-76          193,136       0.60          97
  Harbor Warner Business
    Park....................  Santa Ana, CA             1974-76          127,836       0.62          91
  Commerce Park-Anaheim.....  Anaheim, CA                 1972           145,745       0.53          83
  Acacia....................  Fullerton, CA               1980           202,551       0.42          96
  611 Cerritos..............  Anaheim, CA                 1961           129,426       0.41         100
  Tower Park................  Anaheim, CA                 1986           211,238       0.32         100
  Fullerton Business
    Center..................  Fullerton, CA               1977           110,900       0.49          97
  PGDC-Anaheim..............  Anaheim, CA                 1980            91,200       0.35         100
  PGBP-Irvine(1)............  Lake Forest, CA             1979           170,305       0.72          85
  PGBP-Cerritos(1)..........  Anaheim, CA                 1985           213,755       0.51          88

LOS ANGELES, CA
  Baldwin Industrial Park...  Baldwin Park, CA            1986           567,605       0.37         100
  City of Industry..........  City of Industry,CA       1973-77          326,596       0.36          81
  PGDC-Downey...............  Downey, CA                  1988           289,294       0.33         100
  PGDC-Montebello...........  Montebello, CA              1985           143,391       0.37          89

NORTHERN CALIFORNIA
  Eden Landing Commerce
    Park....................  Hayward, CA               1972-74          193,358       0.67          97
  PGDC-Woodland.............  Woodland, CA                1986           570,000       0.18         100
  PGDC-Fremont..............  Fremont, CA               1980,87          344,416       0.38         100
  Concord Business Park.....  Concord, CA                 1989           141,792       0.61          95
  Commerce
    Park-Sacramento.........  Sacramento, CA              1973           269,146       0.79          92
  Commerce Park-Santa
    Clara...................  Santa Clara, CA             1972           188,777       1.20          97
  Commerce Park-Sunnyvale...  Sunnyvale, CA               1972           129,513       1.15          99
  Bradshaw Business
    Center..................  Sacramento, CA              1988           114,473       0.87          79
  Horn Road Industrial......  Sacramento, CA              1988           221,300       0.44          83
  Norwood Industrial Park...  Sacramento, CA              1988           168,292       0.28          83
  Eden Plaza(2).............  Hayward, CA                 1974           101,084       0.85          87
  Eden Industrial(2)........  Hayward, CA                 1973           399,555       0.32         100
                                                                      ----------                    ---
    Sub-Total or Weighted
      Average for Industrial
      Properties............                                          10,676,049      $0.45          95%
                                                                      ==========      =====         ===

INDUSTRIAL PROPERTY
  REHABILITATION
  Warehouse/Distribution....  San Diego, CA           Feb. 1998(3)       375,919        N/A         N/A
  Warehouse/Distribution....  Algona, WA              Jan. 1998(3)       263,155        N/A         N/A
                                                                      ----------
    Sub-Total or Weighted
      Average...............                                             639,074
                                                                      ==========

                                                                        GROSS        AVERAGE
                                                                       LEASABLE      MONTHLY
                                                          DATE          SQUARE      BASE RENT
INDUSTRIAL                          LOCATION           COMPLETED       FOOTAGE     PER SQ. FT.   OCCUPANCY
----------                    --------------------  ----------------  ----------   -----------   ---------

INDUSTRIAL PROPERTY UNDER
  DEVELOPMENT
  Warehouse/Distribution....  Lake Forest, CA        Sept. 1998(3)       203,500        N/A         N/A
  Business Park.............  Lake Forest, CA         Dec. 1998(3)       230,000        N/A         N/A
  Warehouse/Distribution....  City of Industry, CA    Feb. 1998(3)        56,000        N/A         N/A
  Warehouse/Distribution....  San Diego, CA           Dec. 1998(3)        88,000        N/A         N/A
                                                                      ----------
    Sub-Total or Weighted
      Average...............                                             577,500
                                                                      ==========

---------------
(1) Subject to ground lease.

(2) Owned by PGP Northern Industrial, L.P., a limited partnership in which the Company has an ownership interest of approximately 59%, full management and control, and the right to substantially all of the cash flow.

(3) Estimated.

     The following table shows scheduled lease expirations for all leases for the Industrial Properties (excluding properties under development) as of December 31, 1997.

                                                                                                    PERCENTAGE
                                               LEASABLE          ANNUAL BASE      PERCENTAGE OF       ANNUAL
                            NUMBER OF       SQUARE FEET OF         RENT OF        GROSS LEASABLE    BASE RENT
         YEAR            LEASES EXPIRING    EXPIRING LEASES    EXPIRING LEASES    AREA EXPIRING      EXPIRING
         ----            ---------------    ---------------    ---------------    --------------    ----------
1998...................         646            2,835,000         $16,430,000           30.1%           32.4%
1999...................         406            1,727,000          10,780,000           18.3            21.3
2000...................         226            1,577,000           8,884,000           16.7            17.5
2001...................          86              980,000           4,900,000           10.4             9.7
2002...................          57            1,527,000           5,447,000           16.2            10.7
2003...................          16              444,000           2,226,000            4.7             4.4
2004...................           2               96,000             551,000            1.0             1.1
2005...................           3               51,000             478,000            0.6             1.0
2006...................           1                2,000              16,000             --              --
2007...................           4              192,000             969,000            2.0             1.9
                              -----            ---------         -----------          -----           -----
          Totals.......       1,447            9,431,000(1)      $50,681,000          100.0%          100.0%
                              =====            =========         ===========          =====           =====

---------------
(1) As of December 31, 1997, 721,000 square feet of tenants were on month-to-month leases (which are not included above) and 525,000 square feet were unoccupied.

                             MULTIFAMILY PROPERTIES

     The Company invests primarily in two types of multifamily apartment communities: communities for active seniors ages 55 and older, and communities oriented to family-style living.

     The Company focuses on active senior housing for individuals ages 55 and older, where seniors can be involved in activities, social gatherings and other types of entertainment with residents of their own age group. The Company offers no assisted living or related services; the Company's properties are oriented to those seniors interested in renting versus owning and who are able to care for themselves. The Company believes that the senior population will continue to grow and that the market for rental housing for active seniors will be strong. In addition, management believes that active senior housing typically has lower operating and management costs due to lower tenant turnover.

     The Company also owns family-style apartment communities with greater concentrations of two- and three-bedroom units with rents affordable by middle-income families. The Company believes that there is a strong demand among middle-income families for affordable rental housing such as that offered by the Company.

     Each of the Multifamily Properties provides tenants with attractive amenities, including a swimming pool (except Inn at Laguna Hills) and clubhouse, and many include jacuzzis, tennis courts, sports courts and saunas. Many offer additional features such as vaulted ceilings, fireplaces, washers and dryers, cable television and limited access gates. None of the Multifamily Properties currently are subject to rent control or rent stabilization regulations. However certain of these properties are subject to restrictions based upon tax-exempt loan requirements, such as providing a percentage of units to low income tenants. There can be no assurances that rent control or rent stabilization regulations will not be imposed in the future.

     While the Company has continued to adhere to the philosophy of focusing on industrial and multifamily product types, the Company has also experienced significantly increased competition for the acquisition of family-style apartment communities, thereby driving prices for such properties to levels at which the Company is not willing to acquire such properties. The Company does not anticipate a change in these circumstances for the foreseeable future. However, given the growing demand for senior rental housing, the Company continues to see opportunities for the acquisition and development of active senior rental housing. Consequently, the Company intends to explore the possibility of divestiture of its family-style apartment communities so as to redeploy its capital into industrial properties or active senior apartments with more favorable returns. There can be no assurance that the Company will actually dispose of such properties, nor can there be any assurance as to the timing of any such dispositions. Any such decision by the Company will be subject to numerous factors, including prices offered for the Company's family-style apartment communities and the availability of suitable alternate investment for the proceeds of such dispositions.

     The following table presents information concerning the Multifamily Properties, including average gross scheduled rents per unit and percentage of units occupied as of December 31, 1997:

                                                                                 AVERAGE    AVERAGE
                                                              YEAR              UNIT SIZE     RENT
MULTIFAMILY                              LOCATION           COMPLETED   UNITS    (SQ FT)    PER UNIT   OCCUPANCY
-----------                              --------           ---------   -----   ---------   --------   ---------
ORANGE COUNTY, CA
  Applewood...................  Santa Ana, CA                 1972        406      801        $732         97%
  Park Place..................  Santa Ana, CA                 1990        196      799         665         92
  Inn at Laguna Hills(1)......  Laguna Hills, CA              1994        140      500         616         99
INLAND EMPIRE, CA
  Daisy 5(2)(3)...............  Covina, CA                    1977         38      897         731         79
  Daisy 7(2)(3)...............  Diamond Bar, CA               1978        204      950         808         93
  Daisy 12(2)(3)..............  San Dimas, CA                 1979        102      952         722         92
  Daisy 16(2)(3)..............  West Covina, CA               1981        250      986         737         93
  Daisy 17(2)(3)..............  San Dimas, CA                 1981        156      962         716         90
  Lariat(2)(3)................  San Dimas, CA                 1981         30      970         782         97
  Daisy 19(3).................  Ontario, CA                   1983        125     1019         748         97
  Daisy 20(3).................  Ontario, CA                   1982        155     1000         678         92
  Sunnyside I(1)(3)...........  San Dimas, CA                 1984        164      495         524         95
  Sunnyside II(1)(3)..........  Ontario, CA                   1983         60      493         486         88
  Sunnyside III(1)(3).........  Ontario, CA                   1985         84      504         505         85
  Raintree(2).................  Ontario, CA                   1984        165      846         589         90
  Tyler Springs(1)............  Riverside, CA                 1987        273      714         481         96
SAN DIEGO, CA
  Terrace Gardens(1)(4).......  San Diego, CA                 1985        225      780         573        100
  Morning View(1)(5)..........  San Diego, CA                 1986        326      649         582         98

                                                                                 AVERAGE    AVERAGE
                                                              YEAR              UNIT SIZE     RENT
MULTIFAMILY                              LOCATION           COMPLETED   UNITS    (SQ FT)    PER UNIT   OCCUPANCY
-----------                              --------           ---------   -----   ---------   --------   ---------
SEATTLE, WA
  Fulton's Landing............  Everett, WA                   1988        248      745         581         98
  Fulton's Crossing...........  Everett, WA                   1986        256      803         603         93
  Lora Lakes..................  Burien, WA                    1987        234      907         666         93
  Holly Ridge.................  Burien, WA                    1987        146      946         693         95
  Hampton Bay.................  Kent, WA                      1987        304      884         686         92
  Heatherwood(2)..............  Federal Way, WA               1985        368      741         588         89
                                                                        -----                             ---
    Sub-Total or Weighted Average For Multifamily Properties.........   4,655                              94%
                                                                        =====                             ===
MULTIFAMILY PROPERTIES UNDER
  DEVELOPMENT
Rancho Santa Margarita Senior
  Community...................  Rancho Santa Margarita, CA     N/A        166      600         N/A        N/A

---------------
(1) Properties serving active senior tenants (individuals 55 and older).

(2) Under rehabilitation.

(3) Owned by PGP Inland Communities, L.P., a limited partnership in which the Company has a minimum 78% equity interest, full management and control, and the right to 100% of cash flow until certain net operating income levels are achieved.

(4) Owned by Terrace Gardens-PGP L.P., a limited partnership in which the Company has an ownership interest of approximately 58%, full management and control, and the right to substantially all of the cash flow.

(5) Owned by Morning View Terrace-PGP L.P., a limited partnership in which the Company has an ownership interest of approximately 58%, full management and control, and the right to substantially all of the cash flow.

                                  INDEBTEDNESS

     The following table presents information on indebtedness encumbering the Industrial and Multifamily Properties, excluding borrowings outstanding under the Company's revolving line of credit, as of December 31, 1997:

PROPERTY                                           (IN $000S)    MATURITY DATE   INTEREST RATE
--------                                           ----------    --------------  -------------
INDUSTRIAL
  Baldwin Industrial Park........................   $ 11,650       October 2005         8.150%
  Etiwanda.......................................      6,724           May 2000         8.745%
  PGBP-Tukwila...................................     11,421      December 2002   Libor + 1.5%(d)
  Vista(a).......................................      7,800       October 2010         8.000%
  Golden West(a).................................      3,800       October 2010         8.000%
  Garden Grove Industrial Park(a)................      5,300       October 2010         8.000%
  Horn Road Industrial...........................      2,879      February 2006         7.950%
  Various(b).....................................     34,000       October 2007         7.110%
  Eden Plaza/Eden Industrial.....................     12,000      December 2002         7.050%
  Bell Ranch Industrial Park(c)                        2,475      December 2011         7.750%
  Pacific Park(c)................................      4,425      December 2011         7.750%
  North County(c)................................      4,125      December 2011         7.750%
  Bay San Marcos(c)..............................      2,700      December 2011         7.750%

PROPERTY                                           (IN $000S)    MATURITY DATE   INTEREST RATE
--------                                           ----------    --------------  -------------
  Escondido(c)...................................      6,300      December 2011         7.750%
  Riverview Industrial Park(c)...................      4,475      December 2011         7.750%
  Miramar Village(e).............................      9,000        August 1998         8.000%
  Algona II(f)...................................      4,625     September 1998         8.500%
                                                    --------
     Total Industrial............................    133,699
                                                    --------
MULTIFAMILY
  Inn at Laguna..................................      4,679        August 2024         7.250%
  Applewood/Park Place(g)........................     11,703         March 1999         8.490%
  Daisy V........................................      1,284     September 2025         7.687%(h)
  Daisy VII......................................      8,700        August 2000         8.000%
  Daisy XII......................................      3,661     September 2025         7.687%(h)
  Daisy XVI......................................      8,999        August 2000         8.000%
  Daisy XVII.....................................      5,788        August 2000         8.000%
  Lariat.........................................      1,184     September 2025         7.687%
  Daisy XIX(i)...................................      6,616      December 2026         6.300%
  Daisy XX(i)....................................      7,594      December 2026         6.300%
  Sunnyside I(i).................................      5,600      December 2026         6.300%
  Sunnyside II(i)................................      1,807      December 2026         6.300%
  Sunnyside III(i)...............................      2,923      December 2026         6.300%
  Lora Lakes, Fulton's Landing and Fulton's
     Crossing(g).................................     14,625         March 1998         8.420%
  Hampton Bay....................................      7,751         April 2006         7.300%
  Raintree.......................................      6,870       January 2027         6.400%
  Tyler Springs..................................      9,400      December 2016         3.850%(j)
  Terrace Gardens................................      8,044       January 2027         6.385%
  Morning View...................................     10,925       January 2027         6.375%
  The Fountains(k)...............................      4,800      November 1998         Prime
                                                    --------
     Total Multifamily...........................    132,953
                                                    --------
          Total..................................    266,652
                                                    ========

---------------
(a) Vista, Golden West and Garden Grove jointly collateralize the $16,900,000 note payable.

(b) PGDC-Fontana, PGDC-Chino, PGDC-Fremont, PGDC-Downey and PGDC-Rancho Bernardo jointly collateralize the $34,000,000 note payable.

(c) Bell Ranch Industrial Park, Pacific Park, North County, Bay San Marcos, Escondido Business Center and Riverview Industrial Park jointly collateralize the $24,500,000 note payable.

(d) The Company entered into an interest rate swap agreement that fixed the interest rate on $11,500,000 of the principal balance at 7.35% for five years commencing July 1, 1996.

(e) Construction loan relating to rehabilitation of Miramar Village. The maximum loan amount under the agreement is $10,238,000.

(f) Construction loan relating to rehabilitation of Algona II. The maximum loan amount under the agreement is $5,025,000.

(g) Applewood and Park Place jointly collateralize the $11,703,000 note payable; and Lora Lakes, Fulton's Landing and Fulton's Crossing jointly collateralize the $14,625,000 note payable.

(h) Interest rate is subject to periodic adjustments beginning March 10, 1996 based on the monthly weighted average 11th District Cost of Funds plus 2.8%.

(i) These tax-exempt mortgage loans (other than Tyler Springs) are financed tax-exempt bond financing supported by credit enhancement from FNMA. The collateral properties, which also include Heatherwood and Hollyridge, not listed above, are subject to restrictions requiring that a specified percentage of the apartment units in such properties be made available to persons with lower and moderate income. As of December 31, 1997, 316 apartment units, or 7% of the total apartments owned, were required to have been made available to persons with lower or moderate income pursuant to these requirements, and the Company has complied with such requirements. In addition, state and local authorities in some cases impose certain restrictions on the amount of rent that can be charged.

(j) Interest rate is subject to periodic adjustments based on the Kenny Rate Index.

(k) Represents construction loan relating to development and construction of the Fountains multifamily community with a maximum loan amount of $6,400,000.

                               CORPORATE OFFICES

     The Corporate offices are located in Newport Beach, California in approximately 16,000 square feet of a 26,000 square foot office building, which is 99% owned by the Company.

                              PROPERTY MANAGEMENT

     Industrial Properties. The Company manages all of its existing Industrial Properties in California and Pacific Northwest using its network of six regional offices.

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

                                   EMPLOYEES

     At December 31, 1997, the Company employed approximately 169 persons, of which 145 were onsite or property related and 24 were executive office employees.

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

     While the Company has not experienced material competitive pressures confined to specific geographic regions, it is possible that material adverse changes in regional economies or in the operations of major regional employers (such as Boeing in the Pacific Northwest) could have a material adverse effect on the ability of the Company to lease its Properties and on the rents charged. Conversely, if any of the regional geographic areas in which the Company owns Properties experiences economic growth, the Company is likely to experience increased competition for acquisition and development projects, thereby increasing the Company's costs of acquisition and development and potentially reducing the Company's returns therefrom.

     Insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its Industrial Properties and Multifamily Properties, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate and appropriate under the circumstances. These are certain types of losses, such as those arising from acts of war, which are not generally insured because they are either uninsurable or not economically insurable. Presently the Company carries earthquake disaster insurance on its California properties which comprise 87% of the Company's total portfolio (as a percentage of real estate assets); however, such insurance may not be available in the future or may only be available at rates that, in the opinion of the Company, are prohibitive. In the event that an uninsured disaster or a loss in excess of insured limits should occur, the Company could suffer a substantial loss, including loss of anticipated future revenues, while remaining obligated on related mortgage indebtedness. The Company believes its properties were constructed in compliance with applicable construction standards in effect at the time of construction. The Company obtained customary title insurance insuring fee title to its properties upon their acquisition.

                DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     The statements contained in Item 1 of this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the Company's product, competition and changes in financial markets and interest rates impacting the Company's ability to meet it financing needs and obligations.

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

                                                 CASH
                            HIGH      LOW    DISTRIBUTION      RECORD DATE           DATE PAID
                            ----      ---    ------------    ----------------    -----------------
1995
  1st Quarter...........     16 1/4    14 5/8       .39(1)   April 14, 1995      May 12, 1995
  2nd Quarter...........     16 1/4    14 1/2       .39(1)   July 14, 1995       August 15, 1995
  3rd Quarter...........     16 5/8    14 5/8       .39(1)   October 16, 1995    November 14, 1995
  4th Quarter...........     16 3/4    13           .40(2)   January 2, 1996     January 10, 1996
1996
  1st Quarter...........     18 3/4    15 7/8       .40(2)   April 2, 1996       April 12, 1996
  2nd Quarter...........     18 3/8    16 1/8       .40(2)   July 1, 1996        July 12, 1996
  3rd Quarter...........     18 3/4    16 1/2       .40(2)   October 2, 1996     October 11, 1996
  4th Quarter...........     20        18 1/8       .41(3)   January 2, 1997     January 10, 1997
1997
  1st Quarter...........    $23 3/8   $19 1/4       .41(3)   April 1, 1997       April 11, 1997
  2nd Quarter...........     22 1/8    20 1/2       .41(3)   July 1, 1997        July 11, 1997
  3rd Quarter...........     24 5/16   20 7/8       .41(3)   October 1, 1997     October 10, 1997
  4th Quarter...........     24 5/16   20 3/4       .42      January 1, 1998     January 9, 1998

---------------
(1) 68% of the distributions paid to beneficial owners in 1995 represented a return of capital ($1.06 per share).

(2) 45% of the distributions paid to beneficial owners in 1996 represented a return of capital ($.72 per share).

(3) 28.6% of the distributions paid to beneficial owners in 1997 are estimated to represent a capital gain distribution.

     The minimum distribution requirement to maintain REIT status was approximately $2,300,000 for 1995, $4,758,000 for 1996 and $22,834,000 for 1997.

     A regular quarterly distribution of $.42 per share was paid January 9, 1998. The closing price of the common stock on the New York Stock Exchange on March 24, 1998 was $22.875 per share. As of March 24, 1998, there were approximately 13,326 beneficial owners of common stock.

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

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following table and footnotes set forth selected historical financial and operating data for the Company from February 18, 1994, the date of the Company's initial public offering, and for the predecessor multifamily and industrial operations acquired from Realty prior to that date.

                                                     YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                      1997         1996         1995        1994(A)       1993
                                   ----------    ---------    ---------    ---------    --------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING DATA
Rental income
  Industrial properties..........   $  36,410     $ 20,783     $ 12,193     $  7,207    $  1,002
  Multifamily properties.........      33,096       29,104       24,898       18,937      15,150
                                   ----------    ---------    ---------    ---------    --------
                                       69,506       49,887       37,091       26,144      16,152
                                   ----------    ---------    ---------    ---------    --------
Rental property expenses
  Industrial properties..........       8,212        5,308        2,567        1,541         245
  Multifamily properties.........      12,754       11,554       10,215        8,835       7,261
                                   ----------    ---------    ---------    ---------    --------
                                       20,966       16,862       12,782       10,376       7,506
Depreciation.....................      12,008        8,236        6,081        3,721       2,634
Interest (including amortization
  of debenture discount and
  financing costs)...............      17,337       18,411       14,066        8,164       6,028
General and administrative.......       3,159        2,974        2,423        1,725       1,538
Reduction in carrying value of
  Predecessor's properties.......          --           --           --           --      10,974
Minority interest in earnings
  (losses) of partnerships.......         172           --           --           --        (492)
Nonrecurring loss on exchange of
  debentures for common stock....          --        3,596(b)        --           --          --
                                   ----------    ---------    ---------    ---------    --------
                                       53,642       50,079       35,352       23,986      28,188
                                   ----------    ---------    ---------    ---------    --------
Income (loss) before gain on sale
  of real estate and
  extraordinary item.............      15,864         (192)       1,739        2,158     (12,036)
  Gain on sale of real estate....       5,594           74        6,664           --          --
  Extraordinary item.............          --           --           --       (2,990)         --
                                   ----------    ---------    ---------    ---------    --------
Net income (loss)................      21,458         (118)       8,403         (832)    (12,036)
  Preferred dividend
     requirements................        (855)(f)        --          --           --          --
                                   ----------    ---------    ---------    ---------    --------
Income available (loss
  attributable) to common
  shareholders...................   $  20,603     $   (118)    $  8,403     $   (832)   $(12,036)
                                   ==========    =========    =========    =========    ========
Earnings (loss) per share(c)
  Basic..........................  $     1.51     $   (.02)    $   1.74     $   (.07)(d)       --
  Diluted........................  $     1.47     $   (.02)    $   1.68     $   (.07)(d)       --
Weighted average common shares
  outstanding....................  13,685,693    6,311,963    4,830,723    4,273,337(d)       --

                                                     YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                      1997         1996         1995        1994(A)       1993
                                   ----------    ---------    ---------    ---------    --------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE SHEET DATA

Operating properties, net of
  accumulated depreciation:
  Industrial properties..........   $ 455,045     $170,731     $102,813     $ 79,751    $  7,323
  Multifamily properties.........     206,756      179,965      175,879      113,706      90,375
                                   ----------    ---------    ---------    ---------    --------
Total operating properties.......     661,801      350,696      278,692      193,457      97,698
Properties under development,
  including land.................      32,107        2,171           --           --          --
                                   ----------    ---------    ---------    ---------    --------
Total real estate................     693,908      352,867      278,692      193,457      97,698
Total assets.....................     712,471      364,640      288,591      202,519      99,984
Senior debt......................     283,852      197,401      149,847       69,480      88,740
Convertible subordinated
  debentures.....................      12,592       14,227(b)    55,659       55,526          --
Total equity.....................     388,840      139,822       71,980       70,860       9,501
PROPERTY DATA (end of period)
Total industrial properties......          49           21           10            9           3
Industrial leasable area (sq.
  ft.)...........................      10,676        4,573        2,902        2,426         185
Industrial -- Occupancy %........          95%          98%          96%          97%         95%
Total multifamily properties.....          24           22           21           13          10
Total apartment units............       4,655        4,110        3,945        3,292       2,654
Apartment -- Occupancy %.........          94%          93%          92%          93%         92%
SUPPLEMENTAL DATA
Funds From Operations(e).........   $  27,017     $ 11,640     $  7,820     $  5,879    $  1,572
Cash Flow Information:
  Operating activities...........   $  27,736     $  8,523     $  7,138     $  3,950    $  1,307
  Investing activities...........   $(350,597)    $(81,918)   $ (84,480)    $(99,504)   $(15,323)
  Financing activities...........   $ 322,804     $ 72,071     $ 76,674     $ 98,649    $ 13,798
Ratio of Earnings to Fixed
  Charges(g).....................        1.75           --         1.12         1.26          --

---------------
(a) Includes the combined historical operations of the Company from February 18 through December 31, 1994 and the predecessor multifamily and industrial operations acquired from Realty prior to February 18, 1994.

(b) Reflects the $3,596,000 nonrecurring loss incurred on the exchange of $42,069,000 aggregate principal amount of convertible subordinated debentures into 2,440,002 shares of common stock in December 1996.

(c) Earnings per share data for all periods presented reflects basic and diluted calculations in accordance with the new standard (Statement No. 128) and has been restated from the previous accounting standard of primary and fully diluted earnings per share. (See Part IV -- Financial Statements.)

(d) Per share data for 1994 was based on the weighted average common shares outstanding for the period February 18, 1994 (the closing date of the Company's initial public offerings) through December 31, 1994 and the Company's net loss for that period.

(e) Management considers FFO to be an appropriate measure of the performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. Prior to March 1995 the NAREIT definition of FFO required the add back of non-real estate depreciation and amortization, such as loan cost amortization. The Company adopted the new FFO definition prescribed by NAREIT as of January 1, 1996. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income or as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation.

                               CALCULATION OF FFO

                                                       YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------
                                             1997      1996      1995     1994(A)    1993
                                            -------   -------   -------   -------   -------
                                                        (DOLLARS IN THOUSANDS)
Income available (loss attributable) to
  common shareholders.....................  $20,603   $  (118)  $ 8,403     (832)   (12,036)
Depreciation..............................   12,008     8,236     6,081    3,721      2,634
Gain on sale of real estate...............   (5,594)      (74)   (6,664)      --         --
Nonrecurring loss on exchange of
  debentures for common stock.............       --     3,596        --       --         --
Reduction in carrying value of
  Predecessor's properties................       --        --        --       --     10,974
Extraordinary item........................       --        --        --    2,990         --
                                            -------   -------   -------   ------    -------
Funds From Operations.....................  $27,017   $11,640   $ 7,820   $5,879    $ 1,572
                                            =======   =======   =======   ======    =======

(f) Represents dividends on Class A Preferred Shares and Class B Preferred Shares outstanding in 1997. (See Part IV -- Financial Statements)

(g) Earnings for the year ended December 31, 1996 were inadequate to cover fixed charges by approximately $0.2 million as a result primarily of the nonrecurring loss of $3,596,000 relating to the Company's exchange of debentures for common stock. The ratio of earnings to fixed charges excluding this $3.6 million non-cash item is 1.18 to 1.

    Prior to completion of the Company's initial public offering in February 1994, the predecessor of the Company operated in a highly leveraged manner. As a result, although the Company and the predecessor have historically generated positive net cash flow, the financial statements of the predecessor show net losses for the periods prior to 1994. Consequently, the computation of the ratio of earnings to fixed charges for such period indicate that earnings were inadequate to cover fixed charges by approximately $1.6 million for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 1997, 1996 and 1995 together with the results of its operations and its cash flows for the years then ended.

     Historical results and trends which might appear should not be taken as indicative of future operations. Management's representation statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the Company's properties, competition, and changes in financial markets and interest rates could impact the Company's ability to meet its financing needs and obligations.

     The comparability of the financial information discussed below is impacted by the following: the acquisition of 27 operating industrial properties containing approximately 5,776,000 leasable square feet, the acquisition of three multifamily properties containing 824 apartment units, and the disposition of one multifamily property containing 279 apartment units during 1997; the acquisition of twelve industrial properties containing approximately 2,054,000 leasable square feet, the acquisition of one multifamily property containing 165 apartment units, and the disposition of 14 acres of land and a 55,656 square foot industrial building located in the Baldwin Industrial Park project during 1996; and the acquisition of twelve multifamily properties containing 1,736 apartment units, the acquisition of one industrial property containing approximately 476,000 leasable square feet, and the disposition of four multifamily properties consisting of 1,085 apartment units during 1995.

RESULTS OF OPERATIONS

  Comparison of the Year Ended December 31, 1997 to the Year Ended December 31, 1996.

     Industrial rental income increased by $15,627,000 or 75%, from $20,783,000 in 1996 to $36,410,000 in 1997. This increase was primarily attributable to the acquisition of 27 industrial properties in 1997. Industrial rental income for the year ended December 31, 1997 included $9,128,000 related to the 27 industrial acquisitions.

     Multifamily rental income increased by $3,992,000 or 14%, from $29,104,000 in 1996 to $33,096,000 in 1997. This increase was primarily attributable to an increase in rental rates and to the acquisition of three multifamily properties containing 824 apartment units during 1997. Multifamily rental income for the year ended December 31, 1997 included $2,150,000 related to the three multifamily acquisitions.

     As a result of these changes total revenues increased by $19,619,000 or 39%, from $49,887,000 in 1996 to $69,506,000 in 1997.

     Industrial rental property expenses increased by $2,904,000, or 55%, from $5,308,000 in 1996 to $8,212,000 in 1997. This increase was primarily related to the Company's acquisitions in 1997. Industrial rental property expenses for the year ended December 31, 1997 included $1,839,000 related to the 27 industrial acquisitions.

     Multifamily rental property expenses increased by $1,200,000, or 10%, from $11,554,000 in 1996 to $12,754,000 in 1997. This increase was primarily related to the Company's acquisitions in 1997. Multifamily rental property expenses for the year ended December 31, 1997 included $717,000 related to the three multifamily properties acquired during 1997.

     Depreciation increased by $3,772,000 or 46%, from $8,236,000 in 1996 to $12,008,000 in 1997. The increases relate primarily to the acquisitions described above and the capital improvements made to rehabilitate existing properties.

     Interest expense (including amortization of financing costs) decreased by $1,074,000, or 6%, from $18,411,000 in 1996 to $17,337,000 in 1997. This decrease was attributable to a decrease in convertible subordinated debentures outstanding, (primarily associated with the exchange of $42,069,000 aggregate principal amount of debentures into 2,440,002 shares of Common Stock). This decrease was offset by an increase in outstanding borrowings due to new acquisitions made during 1996 and 1997. Interest resulting from the amortization of financing costs decreased by $384,000 or 32% from $1,211,000 in 1996 to $827,000 in 1997. This decrease is attributable to the exchange in subordinated debentures which converted into shares of Common Stock in December 1996.

     General and administrative expenses increased by $185,000, or 6%, from $2,974,000 in 1996 to $3,159,000 in 1997. This increase was primarily attributable to personnel increases related to the 1996 and 1997 acquisitions.

     Minority interests in earnings of partnerships totaled $172,000 and represents earnings allocated to the minority partners in two partnerships in which the Company acquired a controlling general partner interest in June 1997 (Terrace Gardens, L.P. and Morning View Terrace L.P.). No earnings were allocated to the minority interests in the Company's other partnerships.

     For the year ended December 31, 1997, the Company had net income of $20,603,000 compared with a net loss of $118,000 in 1996. The results in each year were impacted by non-recurring items. In 1996, a $3,596,000 non-recurring loss on the exchange of debentures was incurred (see Part I, Item 1 "Recent Developments-Reduction in Public Indebtedness") while in 1997 a $5,594,000 net gain on sale of real estate was recognized primarily from the sale of a 279 unit apartment community located in Oregon.

  Comparison of the Year Ended December 31, 1996 to the Year Ended December 31, 1995.

     Industrial rental income increased by $8,590,000 or 70%, from $12,193,000 in 1995 to $20,783,000 in 1996. This increase was primarily attributable to the acquisition of twelve industrial parks during 1996 containing approximately 2,054,000 leasable square feet. Industrial rental income for the year ended December 31, 1996 included $5,647,000 related to the twelve industrial acquisitions.

     Multifamily rental income increased by $4,206,000 or 17%, from $24,898,000 in 1995 to $29,104,000 in 1996. This increase was primarily attributable to the acquisition of a 165 unit multifamily property in 1996 and the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995, offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995. Multifamily rental income for the year ended December 31, 1996 increased by $10,558,000 related to the 13 multifamily acquisitions during 1995 and 1996 and was reduced by the sale of the four multifamily properties in 1995.

     As a result of these changes, total revenues increased by $12,796,000 or 34%, from $37,091,000 in 1995 to $49,887,000 in 1996.

     Industrial rental property expenses increased by $2,741,000, or 107%, from $2,567,000 in 1995 to $5,308,000 in 1996. This increase was primarily related to the Company's acquisitions described above. Industrial rental property expenses for the year ended December 31, 1996 included $1,630,000 related to the twelve industrial acquisitions.

     Multifamily rental property expenses increased by $1,339,000, or 13%, from $10,215,000 in 1995 to $11,554,000 in 1996. This increase was primarily related to the Company's acquisitions described above, offset by the sale of four properties in Texas in the prior year. Multifamily rental property expenses for the year ended December 31, 1996 increased by $4,422,000 related to the 13 multifamily properties acquired during 1996 and 1995 and was reduced by the sale of the four multifamily properties in 1995.

     Depreciation increased by $2,155,000, or 35%, from $6,081,000 in 1995 to $8,236,000 in 1996. The increases relate primarily to the acquisition of the thirteen multifamily properties in 1996 and 1995, the twelve industrial properties acquired in 1996, and the capital improvements made to rehabilitate existing properties.

     Interest expense (including amortization of financing costs) increased by $4,355,000, or 31%, from $14,066,000 in 1995 to $18,411,000 in 1996. This increase was attributable to increased borrowings outstanding during 1996, as compared to 1995, pursuant to new borrowings of $55,517,000 relating to the acquisition of multifamily properties and one industrial park during the last half of 1996. Interest resulting from the amortization of financing costs increased by $212,000 or 21% from $1,009,000 in 1995 to $1,221,000 in 1996. This increase is attributable primarily to amortization of loan fees associated with borrowings used to finance acquisitions completed during late 1995 and 1996.

     General and administrative expenses increased by $551,000, or 23%, from $2,423,000 in 1995 to $2,974,000 in 1996. This increase was primarily attributable to personnel increases related to the 1995 and 1996 acquisitions.

     For the year ended December 31, 1996, the Company incurred a net loss of $118,000 compared with net income of $8,403,000 in 1995. The results in each year were impacted by non-recurring items. In 1996, a

$3,596,000 non-recurring loss was incurred on the exchange of the convertible subordinated debentures for common stock (see Part I, Item 1) while in 1995 a $6,664,000 gain on sale of real estate was recognized from the sale of the four multifamily properties located in Texas.

  Comparison of the Year Ended December 31, 1995 to the Year Ended December 31, 1994.

     Industrial rental income increased by $4,986,000 or 69%, from $7,207,000 in 1994 to $12,193,000 in 1995. This increase was primarily attributable to the acquisition of three industrial properties during the last half of 1994 containing approximately 1,011,000 leasable square feet of space and one industrial acquisition in 1995. Industrial rental income for the year ended December 31, 1995 included $192,000 related to the 1995 industrial acquisition.

     Multifamily rental income increased by $5,961,000 or 31%, from $18,937,000 in 1994 to $24,898,000 in 1995. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995 offset by the disposition of four multifamily properties containing 1,085 apartment units during the last quarter of 1995. Multifamily rental income for the year ended December 31, 1995 included $3,990,000 related to the twelve multifamily acquisitions and $5,987,000 related to the four multifamily properties sold during the last quarter of 1995.

     As a result of these changes, total revenues increased by $10,947,000, or 42% from $26,144,000 in 1994 to $37,091,000 in 1995.

     Industrial rental property expenses increased by $1,026,000, or 67%, from $1,541,000 in 1994 to $2,567,000 in 1995. This increase was primarily attributable to the acquisition of three industrial parks during the last half of 1994 and one industrial acquisition in 1995. Industrial rental property expenses for the year ended December 31, 1995 included $25,000 related to the 1995 industrial acquisition.

     Multifamily rental property expenses increased by $1,380,000, or 16%, from $8,835,000 in 1994 to $10,215,000 in 1995. This increase was primarily attributable to the acquisition of twelve multifamily properties containing 1,736 apartment units in 1995. Multifamily rental property expenses for the year ended December 31, 1995 included $1,779,000 related to twelve multifamily properties acquired during 1995 and included $2,403,000 related to the four multifamily properties sold during the last quarter of 1995.

     Depreciation increased by $2,360,000, or 63%, from $3,721,000 in 1994 to $6,081,000 in 1995. The increases relate primarily to the acquisition of the twelve multifamily properties in 1995, the three industrial properties acquired in late 1994, and the capital improvements made to rehabilitate existing properties.

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

     For the year ended December 31, 1995, the Company incurred net income of $8,403,000 compared with a net loss of $832,000 in 1994. These improved results are attributable to the foregoing, a $6,664,000 net gain in 1995 from the sale of four multifamily properties located in Texas (See Part IV -- Financial Statements) and a $2,990,000 loss from the extinguishment of debt in 1994 relating to the acquisition of certain of the properties from Realty.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $1,466,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, funding from the Company's Line of Credit and unsecured bridge loan agreement.

     The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

     Cash provided by operating activities increased from $7,138,000 for the year ended December 31, 1995 to $8,523,000 for the year ended December 31, 1996 and $27,684,000 for the year ended December 31, 1997. The primary reason for these increases related to the additional rental income contributed by properties acquired during 1995, 1996 and 1997.

     Cash used in investing activities decreased from $84,480,000 for the year ended December 31, 1995 to $81,918,000 for the year ended December 31, 1996 and then increased to $350,597,000 for the year ended December 31, 1997 primarily as a result of acquisitions and improvements to properties which decreased from $113,663,000 in 1995 to $87,442,000 in 1996, and then increased to $332,324,000 in 1997, offset by $29,183,000 of proceeds from the sale of the four multifamily properties located in Texas in 1995, $7,695,000 from the sale of land and an industrial building to an existing tenant in 1996, and $15,115,000 from the sale of a multifamily community in Oregon in 1997, respectively.

     Cash provided by financing activities decreased from $76,674,000 for the year ended December 31, 1995 to $72,071,000 for the year ended December 31, 1996 and then increased to $322,804,000 for the year ended December 31, 1997 primarily as a result of reduced borrowing activity associated with acquisitions in 1996 compared to 1995, the issuance of common stock in 1996 and 1997 and the issuance of preferred stock in 1997.

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

  Line of Credit and Bridge Loan

     The Company's Line of Credit has a maximum commitment amount of $65,000,000 and expires in July, 1998. As of December 31, 1997, the Company had borrowed $17,200,000 under this line.

     Subsequent to year-end, the Company entered into an agreement with a lender for a $40 million unsecured bridge loan. The unsecured bridge loan agreement has an expiration date of April 30, 1998 and bears interest at a rate of LIBOR plus 1.25%. Proceeds from the unsecured loan agreement will be used for acquisitions and general corporate purposes.

     The Company and its lenders are currently negotiating the terms of a new unsecured credit facility. Terms being negotiated include an increase in the maximum loan amount, a decrease in the interest rate spread, extension of the term of the facility and conversion of the Line of Credit facility to an unsecured facility. There can be no assurance that any such terms will be agreed to by the lenders.

  Acquisitions

     During 1997, the Company invested $332,324,000 in real estate assets. Proceeds for these investments were generated primarily by: a public offering in January 1997 which generated gross proceeds, including exercise of the underwriter's over-allotment option, of approximately $47,200,000; a public offering of Common Stock in June 1997 which generated gross proceeds, including exercise of the underwriter's over-allotment, of approximately $44,800,000; a public offering in November 1997 which generated gross proceeds, including over-allotment, of approximately $99,108,000; a public offering in December 1997 which generated gross proceeds of approximately $20,000,000; and the issuance of Class A Preferred Shares and Class B Preferred Shares at various times throughout the year, which generated gross proceeds of $55,000,000. (See Part I -- Item 1, 1997 Developments.)

     Subsequent to year-end, the Company acquired three additional properties
(i) a 140,000 square foot industrial park in Upland, California for $5,100,000,
(ii) a 125,000 square foot multi-tenant industrial park located in Chatsworth, California for $7,565,000 and (iii) a 300,000 square foot industrial center in Las Vegas, Nevada for $14,100,000. All of these 1998 industrial acquisitions were financed with borrowings from the Company's new unsecured bridge loan agreement.

     The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its Line of Credit, bridge loan, equity offerings or debt financings.

  Debt Financings

     Tax-exempt Projects. The company has established a pool agreement with the Federal National Mortgage Association ("FNMA") to provide 30-year credit enhancement on the Company's tax-exempt projects. In June 1997, in conjunction with the Company's admission into the partnerships that own the Terrace Gardens and Morning View Terrace apartment communities, the partnerships refinanced their existing tax-exempt bond financing of $19,100,000 through the FNMA facility. The effective interest rate on the bonds, after giving effect to credit enhancement and other costs, has been fixed at 6.4% for 10 years.

     The Company also received from FNMA a forward commitment expiring December 1, 1998, to provide credit enhancement for the Fountains Senior Apartments that the Company is currently developing. The commitment is subject to the completion of the project and the property achieving certain lease up and operating requirements. The effective interest rate on the currently outstanding bonds in this commitment, after giving effect to credit enhancement and other costs, has been fixed at 6.4% for 10 years.

     Property Refinancings. In October 1997, the Company borrowed $34,000,000 at an interest rate of 7.11% for a term of 10 years. The proceeds of this loan were used to repay $33,600,000 of indebtedness under the Company's Line of Credit. The loan is secured by five warehouse/distribution centers acquired by the Company in July 1997.

  Convertible Subordinated Debentures

     At December 31, 1997 the Company's outstanding convertible subordinated debentures total $12,592,000, net of unamortized discount of $102,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 common shares of Common Stock per $1,000 of principal amount of debentures, would require the issuance of an additional 681,650 common shares. If the debentures were fully converted, the net income attributable to each common share would not be diluted. During 1997, $1,743,000 in aggregate principal amount of debentures ($1,635,000 net of discount) were converted into 93,564 shares of Common Stock.

  Shelf Registrations

     During 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $250,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase securities of the Company (the "1997 Shelf Registration Statement"). The 1997 Shelf Registration statement was declared effective April 11, 1997. At December 31, 1997, the Company has $56,126,000 available under the 1997 Shelf Registration Statement.

     On February 4, 1998, the Company filed a new shelf registration statement on Form S-3 covering a maximum aggregate offering price of $300,000,000 of the Company's Common Stock, Preferred Stock, debt securities and warrants to purchase such securities. It is anticipated that this filing will be declared effective in April of 1998.

  Year 2000 Compliance

     The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify potential areas of risk and has begun addressing these in its planning, purchasing and daily operations. The total cost of converting all internal systems, equipment and operations into the year 2000 has not been fully quantified, but it is not expected to be a material cost to The Company. The Company does not anticipate any material adverse impact resulting from the failure of third party service providers and vendors to prepare for the year 2000. The Company continues to monitor those risks and is attempting to receive compliance certificates from all third parties that have a material impact on the Company's operations.

  Capital Expenditures

     The Company capitalizes the direct and indirect cost of expenditures for the acquisition or rehabilitation of its multifamily and industrial properties. The Company also capitalizes the direct cost of capital expenditures that are considered revenue producing ("Revenue Producing") and other expenditures that increase the service life of the Company's properties ("Restorations").

     Revenue Producing expenditures are improvements which significantly increase the revenue-producing capability of the asset including tenant improvements at industrial properties, installation of washers and dryers at multifamily properties, and other value-added additions.

     Rehabilitation expenditures are costs the Company determines are necessary during the due diligence phase immediately preceding the acquisition of a property. At newly acquired properties, the Company often finds it necessary to upgrade the physical appearance of such properties and to complete the maintenance and repair work that had been deferred by prior owners.

     Restorations are nonrevenue-producing capital expenditures which recur on a regular basis, and have estimated useful lives of more than one year.

     Make ready costs incurred after a property's rehabilitation, such as carpet and appliance replacement, interior painting and window coverings are expensed.

     The following table summarizes capital expenditures incurred by the Company for the years ended December 31, 1997 and 1996 (all amounts are in thousands):

                                                            1997       1996
                                                          --------    -------
Multifamily
  Acquisitions..........................................  $ 38,766    $ 6,213
  Revenue-Producing.....................................        --         71
  Rehabilitation........................................     2,184      1,895
  Restorations..........................................       173         33
                                                          --------    -------
                                                          $ 41,123    $ 8,212
                                                          ========    =======
Industrial
  Acquisitions..........................................  $282,655    $75,336
  Revenue-Producing.....................................     3,725      1,818
  Rehabilitation........................................     1,718      1,538
  Restorations..........................................     3,103         --
                                                          --------    -------
                                                           291,201     78,692
                                                          --------    -------
                                                          $332,324    $86,904
                                                          ========    =======

     The Company anticipates incurring similar capital expenditures in 1998. The Company expects such expenditures will be funded from available cash balances, revolving lines of credit, equity offerings, and proceeds from refinancing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Election of Directors -- Nominees" and "Officers and Key Employees."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Officers and Key
Employees -- Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS

     The information required by this item is hereby incorporated by reference from the Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

          1. Financial Statements. See Index to Financial Statements.

          2. Financial Statement Schedule. See Index to Financial Statements.

          3. Exhibits. See Exhibit Index on pages 33 and 34.

     (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K filed December 23, 1997, under item 5 and 7 reporting the sale of 874,317 shares of common stock.

     The Company filed a report on Form 8-K filed December 18, 1997, under item 2, 5 and 7 reporting the acquisition of California Commerce Parks portfolio,Bradshaw Business Center, Horn Road Business Com-plex, Fullerton Business Center, Norwood Industrial Parks and the possible acquisition of an industrial portfolio.

     The Company filed a report on Form 8-K filed November 21, 1997, under item 2, 5 and 7 reporting the issuance of 4,250,000 shares of its common stock (plus 637,500 shares of common stock issuable upon the exercise by the underwriters of an over-allotment option).

     The Company filed a report on Form 8-K filed November 18, 1997, under item 2, 5 and 7 reporting the acquisition of a Eden Plaza/Eden Industrial, the possible acquisition of a business park portfolio, and a common stock offering for the issuance of 4,250,000 shares of its common stock.

     The Company filed a report on Form 8-K filed October 31, 1997, under item 2, 5 and 7 reporting the probable acquisition of a Eden Plaza/Eden Industrial and other possible property acquisitions.

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

Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                    NAME                                           TITLE
                    ----                                           -----
           /s/ GLENN L. CARPENTER               Chairman of the Board of Directors
--------------------------------------------    President, Chief Executive Officer
             Glenn L. Carpenter
       (Principal Executive Officer)

           /s/ ROYCE B. MCKINLEY                Director
--------------------------------------------
             Royce B. McKinley

          /s/ CARL C. GREGORY, III              Director
--------------------------------------------
            Carl C. Gregory, III

            /s/ KEITH W. RENKEN                 Director
--------------------------------------------
              Keith W. Renken

            /s/ ROBERT E. MORGAN                Director
--------------------------------------------
              Robert E. Morgan

            /s/ PETER L. EPPINGA                Director
--------------------------------------------
              Peter L. Eppinga

             /s/ JOHN F. KOOKEN                 Director
--------------------------------------------
               John F. Kooken

         /s/ JAMES E. QUIGLEY, 3RD              Director
--------------------------------------------
           James E. Quigley, 3rd

                          PACIFIC GULF PROPERTIES INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
  Report of Independent Auditors............................   F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................   F-3
  Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 1997......   F-4
  Consolidated Statements of Shareholders' Equity for each
     of the three years in the period ended December 31,
     1997...................................................   F-5
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 1997......   F-6
  Notes to Consolidated Financial Statements................   F-7

SCHEDULE FILED AS PART OF THIS REPORT
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  F-24

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Pacific Gulf Properties Inc.

     We have audited the accompanying consolidated balance sheets of Pacific Gulf Properties Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Gulf Properties Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Newport Beach, California
February 13, 1998

                          PACIFIC GULF PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Real estate assets
  Operating properties
     Land...................................................  $185,789      $109,611
     Buildings..............................................   515,160       269,929
                                                              --------      --------
                                                               700,949       379,540
     Accumulated depreciation...............................   (39,148)      (28,844)
                                                              --------      --------
                                                               661,801       350,696
  Properties under development, including land..............    32,107         2,171
                                                              --------      --------
                                                               693,908       352,867
Cash and cash equivalents...................................     1,466         1,523
Accounts and other receivable...............................     3,399         2,125
Other assets................................................    13,698         8,125
                                                              --------      --------
                                                              $712,471      $364,640
                                                              ========      ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable...............................................  $283,852      $197,401
Accounts payable and accrued liabilities....................     9,009         5,671
Dividends payable...........................................     8,852         4,001
Convertible subordinated debentures.........................    12,592        14,227
                                                              --------      --------
                                                               314,305       221,300
Minority interests in consolidated partnerships.............     9,326         3,518
Commitments and contingencies...............................        --            --
Shareholders' equity
  Preferred shares, $.01 par value; 5,000,000 shares
     authorized; 1,351,351 Senior Cumulative Convertible
     Class A shares and 1,411,765 Senior Cumulative
     Convertible Class B shares issued and outstanding at
     December 31, 1997 and no shares outstanding at December
     31, 1996...............................................        28            --
  Common shares, $.01 par value; 25,000,000 shares
     authorized; shares issued and outstanding 19,968,189 at
     December 31, 1997 and 9,757,917 at December 31, 1996...       200            98
  Excess shares, $.01 par value; 30,000,000 shares
     authorized; no shares outstanding......................        --            --
  Outstanding restricted stock..............................      (818)         (877)
  Additional paid-in capital................................   411,187       157,895
  Distributions in excess of earnings.......................   (21,757)      (17,294)
                                                              --------      --------
                                                               388,840       139,822
                                                              --------      --------
                                                              $712,471      $364,640
                                                              ========      ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1997           1996           1995
                                                          --------       --------       --------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES
  Rental income
     Industrial properties...........................     $ 36,410       $ 20,783       $ 12,193
     Multifamily properties..........................       33,096         29,104         24,898
                                                          --------       --------       --------
                                                            69,506         49,887         37,091
                                                          --------       --------       --------
EXPENSES
  Rental property expenses
     Industrial properties...........................        8,212          5,308          2,567
     Multifamily properties..........................       12,754         11,554         10,215
                                                          --------       --------       --------
                                                            20,966         16,862         12,782
Depreciation.........................................       12,008          8,236          6,081
Interest (including amortization of debenture
  discount and financing costs of $827, $1,211, and
  $1,009, respectively)..............................       17,337         18,411         14,066
General and administrative...........................        3,159          2,974          2,423
Minority interests in earnings of consolidated
  partnerships.......................................          172             --             --
Nonrecurring loss on exchange of debentures for
  common stock.......................................           --          3,596             --
                                                          --------       --------       --------
                                                            53,642         50,079         35,352
                                                          --------       --------       --------
INCOME (LOSS) BEFORE GAIN ON SALE OF REAL ESTATE.....       15,864           (192)         1,739
Gain on sale of real estate..........................        5,594             74          6,664
                                                          --------       --------       --------
NET INCOME (LOSS)....................................       21,458           (118)         8,403
  Preferred dividend requirements....................         (855)            --             --
                                                          --------       --------       --------
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON
  SHAREHOLDERS.......................................     $ 20,603       $   (118)      $  8,403
                                                          ========       ========       ========
EARNINGS (LOSS) PER SHARE
  Basic..............................................     $   1.51       $   (.02)      $   1.74
                                                          ========       ========       ========
  Diluted............................................     $   1.47       $   (.02)      $   1.68
                                                          ========       ========       ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         PREFERRED STOCK
                                                                ---------------------------------
                                               COMMON STOCK        SERIES A          SERIES B       OUTSTANDING   ADDITIONAL
                                              ---------------   ---------------   ---------------   RESTRICTED     PAID-IN
                                              SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT      STOCK       CAPITAL
                                              ------   ------   ------   ------   ------   ------   -----------   ----------
                                                                              (IN THOUSANDS)
Balance -- December 31, 1994................   4,793    $ 48       --     $--        --     $--        $  --       $ 76,991
Common shares issued........................      --      --       --      --        --      --           --            988
Issuance of restricted stock................      64       1       --      --        --      --         (670)            --
Dividends on common shares..................      --      --       --      --        --      --           --             --
Net Income..................................      --      --       --      --        --      --           --             --
                                              ------    ----    -----     ---     -----     ---        -----       --------
Balance -- December 31, 1995................   4,857      49       --      --        --      --         (670)        77,979
Common shares issued........................   4,880      49       --      --        --      --           --         79,917
Issuance of restricted stock................      21      --       --      --        --      --         (208)            --
Dividends on common shares..................      --      --       --      --        --      --           --             --
Net loss....................................      --      --       --      --        --      --           --             --
                                              ------    ----    -----     ---     -----     ---        -----       --------
Balance -- December 31, 1996................   9,758      98       --      --        --      --         (878)       157,896
Common shares issued........................  10,189     102       --      --        --      --           --        200,787
Preferred shares issued.....................      --      --    1,351      14     1,412      14           --         52,504
Issuance of restricted stock................      21      --       --      --        --      --           60             --
Dividends on common shares..................      --      --       --      --        --      --           --             --
Dividends on preferred shares...............      --      --       --      --        --      --           --             --
Net income..................................      --      --       --      --        --      --           --             --
                                              ------    ----    -----     ---     -----     ---        -----       --------
Balance -- December 31, 1997................  19,968    $200    1,351     $14     1,412     $14        $(818)      $411,187
                                              ======    ====    =====     ===     =====     ===        =====       ========


                                              DISTRIBUTIONS
                                              IN EXCESS OF
                                                EARNINGS       TOTAL
                                              -------------   --------
                                                   (IN THOUSANDS)
Balance -- December 31, 1994................    $ (6,179)     $ 70,860
Common shares issued........................          --           988
Issuance of restricted stock................          --          (669)
Dividends on common shares..................      (7,602)       (7,602)
Net Income..................................       8,403         8,403
                                                --------      --------
Balance -- December 31, 1995................      (5,378)       71,980
Common shares issued........................          --        79,966
Issuance of restricted stock................          --          (208)
Dividends on common shares..................     (11,798)      (11,798)
Net loss....................................        (118)         (118)
                                                --------      --------
Balance -- December 31, 1996................     (17,294)      139,822
Common shares issued........................          --       200,889
Preferred shares issued.....................          --        52,532
Issuance of restricted stock................          --            60
Dividends on common shares..................     (25,066)      (25,066)
Dividends on preferred shares...............        (855)         (855)
Net income..................................      21,458        21,458
                                                --------      --------
Balance -- December 31, 1997................    $(21,757)     $388,840
                                                ========      ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             ---------    -------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)........................................  $  21,458    $  (118)   $  8,403
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation..........................................     12,008      8,236       6,081
     Amortization of debenture discount and financing
       costs...............................................        827      1,211       1,009
     Minority interests in earnings of consolidated
       partnerships........................................        172         --          --
  Nonrecurring loss on exchange of debentures for common
     stock.................................................         --      3,596          --
     Gain on sale of real estate...........................     (5,594)       (74)     (6,664)
     Compensation recognized related to restricted stock
       issued to employees.................................         59        208          83
     Net increase in other assets..........................     (4,532)    (4,563)     (2,553)
     Net increase in liabilities...........................      3,338         27         779
                                                             ---------    -------    --------
  Net cash provided by operating activities................     27,736      8,523       7,138
                                                             ---------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and improvements to properties..............   (332,324)   (87,442)   (113,663)
  Development expenditures.................................    (29,936)    (2,171)         --
  Proceeds from sale of real estate........................     15,115      7,695      29,183
  Purchase of property and equipment, net..................     (3,452)        --          --
                                                             ---------    -------    --------
  Net cash used in investing activities....................   (350,597)   (81,918)    (84,480)
                                                             ---------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from revolving line of credit...................    158,278     28,075       4,300
  Repayment of revolving line of credit....................   (154,764)   (29,462)    (27,278)
  Proceeds from mortgage notes payable.....................     97,921     63,600     112,070
  Repayment of mortgage notes payable......................    (19,784)   (14,659)     (8,725)
  Proceeds from construction loans.........................      4,800         --          --
  Debentures converted to common shares....................     (1,635)   (42,114)         --
  Issuance of common shares................................    200,891     76,370         317
  Issuance of preferred shares.............................     52,531         --          --
  Minority interests contributions.........................      5,636         --       3,518
  Dividends on common shares...............................    (20,215)    (9,739)     (7,528)
  Dividends on preferred shares............................       (855)        --          --
                                                             ---------    -------    --------
  Net cash provided by financing activities................    322,804     72,071      76,674
                                                             ---------    -------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................        (57)    (1,324)       (668)
                                                             ---------    -------    --------
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD...........      1,523      2,847       3,515
                                                             ---------    -------    --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD.................  $   1,466    $ 1,523    $  2,847
                                                             =========    =======    ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Pacific Gulf Properties Inc. is incorporated in Maryland and operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. Pacific Gulf Properties Inc. commenced operations on February 18, 1994 upon the completion of its initial public offerings and consummation of certain formation transactions.

  Basis of Presentation

     The consolidated financial statements include the accounts of Pacific Gulf Properties Inc., and all subsidiaries and partnerships over which it has control (the "Company"). The Company's controlled partnerships and subsidiaries include PGP Inland Communities, L.P., PGP -- Terrace Gardens Holdings Inc.,
PGP -- Morning View Terrace Holdings Inc., PGP Northern Industrial, L.P., Pacific Inland Communities LLC and PGP Von Karman Properties Minority interests represent the ownership interests of outside limited partners in certain of the partnerships controlled by the Company. All intercompany accounts and transactions have been eliminated in consolidation.

  Real Estate Assets

     Real estate assets consist of operating properties and properties under development. Operating properties are held for investment and stated at cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 40 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

     Properties under development are stated at cost. The cost of development includes land and infrastructure costs, direct and indirect construction costs and carrying costs including interest and taxes, all of which are capitalized as incurred. Land acquisition and infrastructure costs are allocated to properties based on relative fair value. Interest and property taxes are capitalized to properties while development activities are in progress. When a project or property under development is completed, all related holding and operating costs are expensed or incurred.

     Impairment losses are recorded on long-lived assets used in operations and properties under development when indicators of impairment are present and the assets' carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of December 31, 1997, no indicators of impairment existed and no impairment losses have been recorded.

  Cash and Cash Equivalents

     Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

  Financing Costs

     Financing costs are included in other assets and consist of loan fees, other loan costs and deferred debenture costs. Loan fees and other loan costs are amortized over the term of the respective loan. Costs relating to the convertible subordinated debentures offering are amortized over the term of the debentures using a method that approximates the effective interest method. Amortization of financing costs is included in interest expense.

                          PACIFIC GULF PROPERTIES INC.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants and security deposits are also obtained.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's short-term investments and loans payable approximate their fair values as of December 31, 1997.

     The fair value as of December 31, 1997 of the Company's convertible subordinated debentures, based on the closing price of the debentures on the last trading day in 1997 on the American Stock Exchange, was $13,329,000.

  Dividend Reinvestment Plan

     During the years ended December 31, 1997 and 1996, the Company issued 1,225 and 1,900 shares, respectively, under the Company's Dividend Reinvestment Plan.

  Rental Income

     Rental income from multifamily leases is recognized when due from tenants. Apartment units are rented under lease agreements with terms of one year or less.

     Rental income from industrial leases is recognized on a straight-line basis over the related lease term. As a result, deferred rent is created when rental income is recognized during free rent periods of a lease. The deferred rent is included in other assets, evaluated for collectibility and amortized over the lease term.

  Interest

     Interest incurred (net of interest income) for the years ended December 31, 1997, 1996 and 1995 totaled $19,469,000, $18,626,000 and $14,026,000, respectively. Interest incurred in 1997, 1996 and 1995 includes $1,100,000, $4,720,000 and $4,736,000 related to the Company's convertible subordinated debentures (Note 4).

     For the years ended December 31, 1997 and 1996, the Company capitalized $2,132,000 and $215,000 of interest related to properties under development.(Note 2).

     Interest paid for the years ended December 31, 1997, 1996 and 1995 totaled $18,932,000, $18,803,000 and $11,785,000, respectively. In December 1996, the
Company exchanged $42,069,000 in principal amount of convertible subordinated debentures in connection with the Company's tender offer (filed on December 11, 1996 with the Securities and Exchange Commission) to induce early conversion of its convertible subordinated debentures (Note 4). As a result, $1,282,000 of interest was paid to the debenture holders upon conversion; had the conversion not occurred, interest would have been paid to debenture holders in 1997.

  Gain on Sale of Real Estate

     Gains on sale of real estate are recognized by the Company when title to the real estate passes to the buyer, an adequate down payment is received, the collectibility of notes received from buyers is reasonably assured, and all other conditions necessary for profit recognition have been satisfied.

                          PACIFIC GULF PROPERTIES INC.

  Income Taxes

     The Company has elected to be taxed as a REIT. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 95% of its REIT taxable income, as defined by the Internal Revenue Code, to its shareholders, among other requirements.

  Per Share Data

     The Company has adopted and reported earnings per share giving effect to the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128 ("Statement No. 128")which requires the calculation and disclosure of basic and diluted earnings per share including a reconciliation of the weighted average shares utilized in the calculations. All earnings per share amounts for all periods presented reflect basic and diluted earnings per share and have been restated from the previous standard of primary and fully diluted earnings per share. See Note 10 for the disclosure requirements related to the computations and reconciliations of earnings per share amounts pursuant to Statement No. 128.

  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended December 31, 1997. Actual results could differ from those estimates in the near term.

  Recently Issued Accounting Standards

     The Financial Accounting Standards Board has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted on December 31, 1998. At that time, the Company will be required to report certain information about its operating segments, its products and services, the geographic areas in which the Company operates and its major customers. The Company's current financial statements include substantial information relating to its two operating segments: industrial and multifamily. The Company does not believe the additional requirements will have a significant impact on its disclosures.

  Reclassifications

     Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

                          PACIFIC GULF PROPERTIES INC.

2.  REAL ESTATE ASSETS

     The Company's real estate assets consist of the following at December 31:

                              OPERATING PROPERTIES

                                                      1997            1996
                                                  ------------    ------------
INDUSTRIAL
  Land..........................................  $130,586,000    $ 62,078,000
  Buildings and improvements....................   344,156,000     121,465,000
                                                  ------------    ------------
                                                   474,742,000     183,543,000
  Accumulated depreciation......................   (19,697,000)    (12,812,000)
                                                  ------------    ------------
                                                   455,045,000     170,731,000
                                                  ------------    ------------
MULTIFAMILY
  Land..........................................    55,203,000      47,533,000
  Buildings and improvements....................   171,004,000     148,464,000
                                                  ------------    ------------
                                                   226,207,000     195,997,000
  Accumulated depreciation......................   (19,451,000)    (16,032,000)
                                                  ------------    ------------
                                                   206,756,000     179,965,000
                                                  ------------    ------------
TOTAL OPERATING PROPERTIES
  Land..........................................   185,789,000     109,611,000
  Buildings and improvements....................   515,160,000     269,929,000
                                                  ------------    ------------
                                                   700,949,000     379,540,000
  Accumulated depreciation......................   (39,148,000)    (28,844,000)
                                                  ------------    ------------
                                                  $661,801,000    $350,696,000
                                                  ============    ============

OPERATING PROPERTIES

  Industrial Properties

     At December 31, 1997, the Company owns and operates 49 industrial properties containing an aggregate of 10,676,000 leasable square feet located in the states of California and Washington. During 1997, the Company purchased 27 industrial properties located in California and Washington containing an aggregate of 5,776,000 leasable square feet.

     The Company's industrial properties are leased to tenants under operating leases with terms ranging from 1 to 5 years. The minimum future lease payments to be received from noncancelable industrial leases for each of the next five years ending December 31 and thereafter, are as follows:

1998....................................................  $16,430,000
1999....................................................   10,780,000
2000....................................................    8,884,000
2001....................................................    4,900,000
2002....................................................    5,447,000
Thereafter..............................................    4,240,000
                                                          -----------
                                                          $50,681,000
                                                          ===========

                          PACIFIC GULF PROPERTIES INC.

  Multifamily Properties

     At December 31, 1997, the Company owns and operates 24 multifamily properties containing 4,655 apartment units located in Southern California and the Pacific Northwest. During 1997, the Company purchased three active senior multifamily properties containing 824 apartment units located in Southern California and sold a 279 unit multifamily property in Oregon. (Note 9.)

                          PROPERTIES UNDER DEVELOPMENT

                                                        1997           1996
                                                     -----------    ----------
Multifamily properties
  Land.............................................  $ 1,642,000    $1,642,000
  Properties under development.....................    5,734,000       529,000
                                                     -----------    ----------
                                                       7,376,000     2,171,000
                                                     -----------    ----------
Industrial properties
  Land.............................................   14,987,000            --
  Properties under development.....................    9,744,000            --
                                                     -----------    ----------
                                                      24,731,000            --
                                                     -----------    ----------
Total Properties under development
  Land.............................................   16,629,000     1,642,000
  Properties under development.....................   15,478,000       529,000
                                                     -----------    ----------
                                                     $32,107,000    $2,171,000
                                                     ===========    ==========

PROPERTIES UNDER DEVELOPMENT

  Industrial Properties

     In April 1997, the Company completed the rehabilitation of an industrial property containing approximately 327,000 leasable square feet located in the City of Industry, California. Rehabilitation costs for this property were $1,652,000.

     In 1997, the Company commenced development of four industrial properties that will contain approximately 578,000 leasable square feet, and the rehabilitation of two industrial properties containing approximately 639,000 leasable square feet, all of which are located in Southern California and Washington. Development and rehabilitation costs for these properties totaled $1,678,000 and $2,079,000, respectively through December 31, 1997.

  Multifamily Properties

     In 1996, the Company commenced development of a 166 unit multifamily property for active seniors located in the master planned community of Rancho Santa Margarita, California (Fountains Senior Apartments). The cost incurred for the year ended December 31, 1997 and 1996 totaled $5,205,000 and $2,171,000, respectively.

                          PACIFIC GULF PROPERTIES INC.

3.  LOANS PAYABLE

     The Company's loans payable at December 31, 1997 and 1996 consist of the following:

                                                              1997            1996
                                                          ------------    ------------
Mortgage notes:
  Conventional mortgage debt............................  $188,449,000    $158,832,000
  Tax exempt mortgage debt..............................    59,778,000      24,850,000
Construction loans......................................    18,425,000          33,000
Revolving line of credit................................    17,200,000      13,686,000
                                                          ------------    ------------
                                                          $283,852,000    $197,401,000
                                                          ============    ============

  Mortgage Notes

     At December 31, 1997, the Company's conventional mortgage debt consists of 20 notes which are secured by multifamily and industrial properties, due in monthly installments and maturing at various dates through September 2025. Certain of the Company's conventional mortgage note agreements contain cross-collateralization provisions (see schedule III). Approximately $182,320,000 or 17 conventional mortgage notes bear fixed rates of interest ranging from 7.05% to 8.75% per annum. The remaining three conventional mortgage notes totaling $6,129,000 bear a variable rate of interest based on the Federal Home Loan Bank 11th District Rate plus 2.8%. The weighted average interest rate of the Company's conventional mortgage debt at December 31, 1997 was 7.78%. During the year ended December 31, 1997, the Federal Home Loan Bank 11th District Rate ranged from 4.76% to 4.94% and was 4.94% at December 31, 1997.

     At December 31, 1997, the Company's tax-exempt mortgage debt consists of seven notes totaling $59,778,000 that are secured by nine multifamily properties. The Company's tax-exempt mortgage debt includes five notes originated as part of refinancings described in the following paragraph. The weighted average interest rate of the Company's tax-exempt mortgage notes, all of which bear fixed rates of interest, at December 31, 1997, was 6.27%.

     The Company entered into a 30 year refunding agreement for all of its outstanding tax-exempt mortgage debt that closed in January 1997. As a result of the agreement, which is backed by credit and liquidity support from guaranteed mortgage pass-through certificates issued by the Federal National Mortgage Association ("FNMA"), the Company obtained three new loans from municipalities, the proceeds of which were funded from new tax-exempt mortgage bond financings of $24,850,000 maturing in January 2007. Standard & Poor's Rating Group assigned a rating of AAA to the bonds based on the collateral agreement with FNMA. Monthly principal and interest payments will be made on the loans to a trustee, which in turn will pay the bondholders when interest is due. The bonds will be remarketed periodically and will bear interest at fixed rates scheduled to increase from 3.75% to 5.20% through 2007. Principal payments will be amortized based on scheduled amounts over a 30-year period. As part of the refunding agreement, the Company is required to deposit impounds for property taxes, property and liability insurance and reserves for capital replacements on a semiannual basis with the trustee. Unamortized finance costs and fees related to the refinancing are included in other assets and totaled $1,484,000 and $1,451,000 at December 31, 1997 and 1996, respectively.

     In June 1997, in conjunction with the Company's admission into the partnerships that own the Terrace Gardens and Morning View Terrace apartment communities (Note 6), the partnerships refinanced their existing tax-exempt notes and the related bond financing of $19,100,000 through the FNMA facility. The effective interest rate on the bonds, after giving effect to credit enhancement and other costs, has been fixed at 6.4% for 10 years.

                          PACIFIC GULF PROPERTIES INC.

  Construction Loans

     At December 31, 1997 the Company has three construction loans, which are payable to a bank, and are secured by a multifamily property for active seniors (The Fountains) and two industrial properties under development. The construction loans bear interest at the bank's prime rate payable monthly and mature between August and November 1998. Undisbursed funds on the construction loans at December 31, 1997 total $3,238,000. Upon completion of the properties, the Company has the option to convert the interest rate on the loans into a fixed rate of interest upon meeting certain conditions. At December 31, 1997, the prime rate was 8.5%.

     The Company has a forward commitment from FNMA expiring December 1, 1998 related to the Fountains which is under development at December 31, 1997. The commitment is subject to the property achieving certain lease ups and operating requirements.

  Revolving Line of Credit and Bridge Loan

     The revolving line of credit as of December 31, 1997, which is payable to a bank, is secured by certain of the Company's real estate properties and matures in July, 1998. Under the terms of this revolving bank line of credit, the Company may borrow up to $65,000,000 at the London Interbank Offered Rate (LIBOR) plus 1.75%. For the year ended December 31, 1997, the weighted average interest rate of the revolving line of credit was 7.7%. At December 31, 1997, the LIBOR was 5.7%.

     The Company's revolving line of credit agreement contains certain debt covenants. The most significant covenants require the Company to maintain a minimum tangible net worth, an interest coverage ratio in excess of 1.50 (measured as a four quarter trailing average) and a fixed charge coverage ratio of not less than 1.35. In addition, the revolving line of credit agreement contains a provision restricting the payment of dividends not to exceed Funds Available for Distribution (defined as the National Association of Real Estate Investment Trusts' Funds from Operations -- Old Definition less an agreed-upon amount of imputed capital expenditures) measured based on four consecutive quarters. As of December 31, 1997, the Company was in compliance with all debt covenants.

     Subsequent to December 31, 1997, the Company entered into an unsecured bridge loan agreement with a bank. The loan, which has a commitment of $40,000,000, expires on April 30, 1998 and bears an interest rate of LIBOR plus 1.25%.

  Interest Rate Swap Agreements

     The Company has entered into interest rate swap agreements that effectively convert certain floating rate mortgage notes to a fixed-rate basis, thus reducing the impact on future earnings of fluctuations in interest rates. At December 31, 1997, the Company had interest rate swap agreements on notional amounts totaling $34,500,000 under which the Company pays fixed rates of interest and receives floating rates of interest based on an index that is reset weekly. The swap counterparties are all financial institutions rated AAA by Standard & Poor's. The rate differences to be paid or received are accrued and included in interest expense as a yield adjustment and the related payable or receivable from counterparties is included in accrued liabilities or other assets.

                          PACIFIC GULF PROPERTIES INC.

  Loans Payable Maturities

     Principal payments due on loans payable as of December 31 are as follows:

1998...................................................  $ 50,250,000
1999...................................................    11,703,000
2000...................................................    30,211,000
2001...................................................            --
2002...................................................    23,421,000
Thereafter.............................................   168,267,000
                                                         ------------
                                                         $283,852,000
                                                         ============

4.  CONVERTIBLE SUBORDINATED DEBENTURES

     At December 31, 1997 and 1996, outstanding convertible subordinated debentures totaled $12,592,000 and $14,227,000, net of unamortized discount of $102,000 and $210,000, respectively. The Company's debentures, which were issued in an aggregate principal amount of $56,551,000, bear interest at 8.375% annually (payable in semiannual installments due in February and August of each year), and mature in February 2001. The Company's convertible subordinated debentures are convertible into common shares at any time prior to maturity at the original conversion rate of 53.6986 common shares per $1,000 of debenture principal subject to certain restrictions (including ownership limits and other adjustments more fully described in the debentures' indenture agreement). In addition, the debentures are subordinate to all senior indebtedness of the Company and are redeemable by the Company, at their outstanding principal amount, at any time after February 15, 1999.

     During 1997 and 1996, $1,743,000 and $42,114,000 in aggregate principal amount of debentures were converted into shares of common stock, including $42,069,000 exchanged in December 1996 in connection with the Company's tender offer to induce early conversion of its convertible subordinated debentures. Pursuant to the Company's offer, the debentures tendered were exchanged at the rate of 58 shares of common stock for each $1,000 debenture principal or 4.3014 shares in excess of the original conversion rate (the "excess common shares"). As part of the exchange, the Company issued a total of 2,440,002 common shares, and recognized a nonrecurring loss of $3,596,000 for the year ended December 31, 1996 directly associated with the issuance of 180,956 excess common shares at a price of $19.875 per share, the market price of the shares on the date of the exchange.

     The debenture discount is amortized to expense producing an effective interest rate of 8.76%. Costs capitalized upon issuance of the debentures are included in other assets net of related amortization and conversions. Deferred debenture costs totaled $3,005,000 upon issuance of which $1,317,000 has been amortized to expense and $1,386,000 has been charged to additional paid in capital related to conversions of debentures into common stock through December 31, 1997. At December 31, 1997, unamortized deferred debenture costs included in other assets totaled $302,000.

     At December 31, 1997, the Company was in compliance with the debenture covenants which impose certain restrictions on the payment of dividends by the Company in the event of certain defaults, except when the Company is required to pay such dividends in order to maintain its REIT status.

5.  BENEFIT PLANS

  1993 Share Option Plan

     The Company has a share option plan to provide incentives to attract and retain officers and employees (the "1993 Share Option Plan"). The 1993 Share Option Plan provides for grants of stock options to purchase

                          PACIFIC GULF PROPERTIES INC.

a specified number of shares of Common Stock, awards of restricted common shares and grants of stock appreciation rights. The total number of shares available for the 1993 Share Option Plan for such purposes is 1,050,000 common shares (150,000 of which have been reserved for awards to non-employee directors).

  Stock Options

     The Stock options listed in the table below primarily vest in equal installments over a five-year period from the date of the grant and expire ten years from the original grant date.

                                                     NUMBER OF    EXERCISE PRICE
                                                      OPTIONS       PER SHARE
                                                     ---------    --------------
Outstanding at December 31, 1994...................   190,050            $18.25
Granted............................................    40,500            $15.00
Canceled...........................................    (2,850)           $18.25
                                                      -------     -------------
Outstanding at December 31, 1995...................   227,700     $15.00-$18.25
Granted............................................    13,500            $16.75
                                                      -------     -------------
Outstanding at December 31, 1996...................   241,200     $15.00-$18.25
Granted............................................   468,000     $20.75-$23.75
                                                      -------     -------------
Canceled...........................................    (4,000)           $18.25
Exercised..........................................   (13,550)    $16.25-$21.38
                                                      -------     -------------
Outstanding at December 31, 1997...................   691,650     $15.00-$23.75
                                                      =======

     Pursuant to Statement No. 123, Accounting and Disclosure of Stock-Based Compensation, issued in October 1995, the Company applies the methodology prescribed by APB Opinion 25 and related interpretations to account for outstanding stock options. Accordingly, no compensation cost has been recognized in the financial statements related to stock options awarded to officers, directors and employees under the 1993 Share Option Plan. As required by Statement No. 123, for disclosure purposes only, the Company has measured the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes. Based on such calculations, net income and earnings per share amounts would be approximately the same as the amounts reported by the Company. The Company estimated the fair value of the stock options at date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.59%; a dividend yield of 7.07%; a volatility factor for the market price of the Company's common stock of 0.126; and a weighted average expected life of 8.7 years for the stock options.

  Restricted Stock Awards

     The Company awards restricted stock to its employees for compensation purposes. Compensation expense related to restricted stock awards is measured based on the market price of the stock on the date of the grant, and is expensed ratably over the vesting period of each award with the unamortized portion reflected as outstanding restricted stock in the shareholders' equity section in the Company's balance sheets.

     The restricted stock awards listed in the table below were awarded to employees based on performance and vest over periods ranging between one to seven years.

                          PACIFIC GULF PROPERTIES INC.

                                                              NUMBER OF
                                                               AWARDS
                                                              ---------
Outstanding at December 31, 1995............................    7,296
Granted.....................................................   21,000
                                                               ------
Outstanding at December 31, 1996............................   28,296
Granted.....................................................   20,500
                                                               ------
Outstanding at December 31, 1997............................   48,796
                                                               ======
Vested at December 31, 1997.................................    7,100
                                                               ======

     In June 1995, the Company issued 56,300 shares of restricted stock to certain employees to replace substantially all of its liability to those employees accrued under deferred compensation agreements. The 56,300 shares of Common Stock issued vest over five to twelve years and the Company's original obligation to the employees will be satisfied through dividends and targeted appreciation in the value of the shares. At the time the shares were granted, the market price of the stock was $15.75 per share.

     At December 31, 1997 and 1996, the unamortized amount of outstanding restricted stock issued to employees which will be charged to compensation expense in future periods totaled $818,000 and $877,000, respectively.

  Thrift Plan

     The Company has a thrift plan under which employees may elect to contribute up to 21% of their annual compensation, excluding bonuses, on a combination before-and-after tax basis. Contributions by the employee are matched by the Company at a 75% rate with total matching contributions not exceeding 4 1/2% of the contributing employee's annual compensation up to a maximum of 6% of compensation. Matching contributions are in the form of cash, which is used by the trustee to purchase shares of the Company's common stock. Employee contributions are invested in a fixed income fund, various growth funds, or a combination thereof, according to the employee's choice. The thrift plan provides for 20% vesting of contributions by the Company for each full year of service, increasing to 100% vesting after five years of service. Contributions made by the Company to the thrift plan for the years ended December 31, 1997, 1996 and 1995 totaled $29,000, $58,000 and $50,000 respectively.

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

     The Company's net periodic pension cost includes amortization of past service cost over a remaining period of 27 years. Based upon actuarial valuation dates as of December 31, 1997 and 1996, the present values of accumulated plan benefits were $833,000 and $570,000 (calculated using a discount rate of 7% in 1997 and 7.5% in 1996), respectively, and the plan's net assets available for benefits were $704,000 in 1997 and $531,000 in 1996.

                          PACIFIC GULF PROPERTIES INC.

     The Company's net periodic pension cost for the years ended December 31, 1997, 1996, and 1995 are included in the following components:

                                               1997        1996        1995
                                             --------    --------    --------
Service cost...............................  $116,000    $101,000    $ 64,000
Interest cost on projected benefit
  obligation...............................    65,000      53,000      41,000
Expected return on plan assets.............   (41,000)    (42,000)    (34,000)
Amortization of unrecognized prior service
  costs and unrecognized net obligation....     1,000       6,000       8,000
                                             --------    --------    --------
Net periodic pension cost..................  $141,000    $118,000    $ 79,000
                                             ========    ========    ========

     The following table sets forth the funded status of the Company's retirement income plan and the related amounts recognized in the December 31, 1997 and 1996 consolidated balance sheets:

     Actuarial present value of accumulated benefit obligations as of December
31:

                                                         1997         1996
                                                      ----------    ---------
Vested..............................................  $  629,000    $ 499,000
Nonvested...........................................     204,000       71,000
                                                      ----------    ---------
Accumulated plan benefits...........................     833,000      570,000
Additional amounts related to projected future
  compensation levels...............................     765,000      296,000
                                                      ----------    ---------
Total actuarial projected benefit obligations for
  service rendered..................................   1,598,000      866,000
Plan assets as fair value as of December 31.........     704,000      531,000
                                                      ----------    ---------
Projected benefit obligations in excess of plan
  assets............................................    (894,000)    (335,000)
Unrecognized net actuarial (gain) loss from
  difference in actual experience from that
  assumed...........................................     463,000       37,000
Unrecognized prior service cost.....................     132,000           --
Unrecognized transition obligation being recognized
  over 27 years.....................................     167,000      175,000
                                                      ----------    ---------
                                                      $ (132,000)   $(123,000)
                                                      ==========    =========

     Assumptions used in determining the status of the Company's retirement income plan are as follows:

                                                              1997    1996
                                                              ----    ----
Weighted average discount rate..............................   7.0%    7.5%
Weighted average rate of increase in compensation levels....   4.9%    5.0%
Expected long-term rate of return on plan assets............   7.5%    8.5%

  Deferred Compensation Agreements

     Prior to 1995, defined benefit deferred compensation agreements provided selected management employees with a fixed benefit at retirement. The plan benefits were based primarily on years of service and qualifying compensation during the final years of employment. In conjunction with its initial public offerings, the Company assumed the deferred compensation obligations attributable to employees who were previously employed by its predecessor. During 1995, the deferred compensation agreements were substantially replaced with restricted stock. (See "Restricted Stock Awards.")

                          PACIFIC GULF PROPERTIES INC.

6.  CONSOLIDATED REAL ESTATE PARTNERSHIPS

     The Company's consolidated partnerships include the following:

  PGP Inland Communities LP

     PGP Inland Communities, L.P., a Delaware limited partnership (the "Partnership") was formed by the Company in August 1995 for the purpose of acquiring and operating 11 multifamily properties consisting of 1,368 apartment units located in Southern California (the "Properties") which were contributed by unrelated parties. In exchange for contributing the Properties to the Partnership, the unrelated parties received approximately 225,452 limited partnership units representing an initial ownership interest of approximately 22%. The Company is the sole general partner in the Partnership and currently holds an ownership interest of approximately 79%. The terms of the Partnership agreement provide that all net income (and cash flow) from the Properties are to be allocated (distributed) to the Company until the Properties have achieved a threshold net operating income of $6,200,000 for any given year, and cumulatively for all prior years. The Partnership's results of operations since 1995 have been fully allocated to the Company. As of December 31, 1997, limited partnership units can be tendered for redemption on a one-for-one basis at the election of the Company for cash or exchange for shares of common stock. As of December 31, 1997, 8,690 of these units have been tendered for cash, the cost of which has been capitalized to real estate assets.

  Terrace Gardens -- PGP L.P. and Morning View Terrace -- PGP L.P.

     In June 1997, the Company, through its subsidiaries, PGP Terrace Gardens Holdings Inc. and PGP Morning View Terrace Holdings Inc., acquired a controlling general partnership interest in two existing limited partnerships ("Terrace Gardens" and "Morning View") that own two adjacent active seniors apartment communities located in Escondido, California. The properties contain an aggregate of 551 apartment units. Following the acquisition, the Company became the sole general partner of the existing limited partnerships (Terrace Gardens-PGP L.P. and Morning View Terrace-PGP L.P.) that own and manage the properties. The existing partners of the partnerships received an aggregate of approximately 266,000 units of limited partnership interest in such partnerships valued at $5,596,000. The limited partnership units may be tendered for redemption to the Company any time beginning, in most cases, two years after the closing of the transaction. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the Company's common shares. During 1997, approximately 125,000 units were tendered for cash which was capitalized to the properties. As a result of the tender, the Company currently holds an ownership interest of approximately 58%. Net income from the partnership is allocated to the minority partner based on an amount equal to the dividend rate applied to the number of limited partnership units held and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available.

  PGP Northern Industrial L.P

     On October 20, 1997, the Company acquired a controlling general partner interest in a newly-formed California limited partnership ("PGP Northern")which owns two industrial properties ("Eden Plaza/Eden Industrial") containing approximately 501,000 leasable square feet located in Hayward, California for a cash contribution of approximately $3,977,000. The previous owners of Eden Plaza/Eden Industrial became limited partners in PGP Northern and received 143,391 limited partnership units valued at $2,869,000 in exchange for the contribution of the properties. The limited partnership units may be tendered for redemption to the Company any time beginning, in most cases, two years after the closing of the transaction. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the common shares. At December 31, 1997, the Company holds an ownership interest of approximately 59%. Net income from the

                          PACIFIC GULF PROPERTIES INC.

partnership is allocated to the minority partner based on an amount equal to the dividend rate applied to the number of limited partnership units held and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available.

     Condensed unaudited combined financial information for the consolidated real estate partnerships as of December 31, 1997 and 1996 and for the years ended December 31, 1997 and 1996 follows:

                                                       1997           1996
                                                   ------------    -----------
Real estate assets
  Land...........................................  $ 31,983,000    $19,827,000
  Buildings and improvements.....................    86,453,000     52,471,000
                                                   ------------    -----------
                                                    118,436,000     72,298,000
Accumulated depreciation.........................    (3,764,000)    (1,791,000)
                                                   ------------    -----------
                                                    114,672,000     70,507,000
Cash and other assets............................     3,185,000        458,000
                                                   ------------    -----------
                                                   $117,857,000    $70,965,000
                                                   ============    ===========
Liabilities (primarily tax-exempt mortgage debt
  and mortgage notes)............................  $ 86,430,000    $55,748,000
Partners' equity
  Company........................................    22,101,000     11,699,000
  Minority interests.............................     9,326,000      3,518,000
                                                   ------------    -----------
                                                     31,427,000     15,217,000
                                                   ------------    -----------
                                                   $117,857,000    $70,965,000
                                                   ============    ===========

                                                    YEARS ENDED DECEMBER 31,      AUGUST 16, 1995
                                                   --------------------------         THROUGH
                                                      1997           1996        DECEMBER 31, 1995
                                                   -----------    -----------    -----------------
Revenues.........................................  $12,999,000    $10,415,000       $3,722,000
Expenses (including depreciation and amortization
  of financing costs totaling $2,096,000 in 1997,
  $1,485,000 in 1996 and $472,000 in 1995).......   12,129,000      9,691,000        3,537,000
                                                   -----------    -----------       ----------
Net income.......................................  $   870,000    $   724,000       $  185,000
                                                   ===========    ===========       ==========
Company's share of net income....................  $   698,000    $   724,000       $  185,000
Minority interest in earnings of consolidated
  partnerships...................................      172,000             --               --
                                                   -----------    -----------       ----------
                                                   $   870,000    $   724,000       $  185,000
                                                   ===========    ===========       ==========

7.  COMMITMENTS AND CONTINGENCIES

  General Matters

     The Company's commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial statements.

     As of December 31, 1997, 7% of the apartment units within the Company's multifamily portfolio were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants.

                          PACIFIC GULF PROPERTIES INC.

  Ground Lease Commitments

     One of the Company's industrial properties is subject to a 57-year ground lease that expires in July 2035 and is accounted for as an operating lease. Monthly ground lease payments total $22,000 and are subject to increases based on the Consumer Price Index each September, with the next adjustment in September 1998. Ground lease payments during 1997 and 1996 totaled $246,000 and $53,000, respectively. Additionally, the Company acquired the "PGBP-Irvine" and "PGBP-Cerritos" industrial properties in December 1997 which are subject to ground leases which expire in August 2029 and April 2034, respectively. Monthly ground lease payments total $25,000 and $38,000 and are subject to increases based on the Consumer Price Index, with the next adjustment in April 1999 and October 1999 for Irvine and Cerritos, respectively. Ground lease payments during 1997 on the Irvine and Cerritos properties totaled $6,700 and $9,800, respectively.

     The minimum future ground lease payments to be made for each of the next five years ending December 31, and thereafter, are as follows:

1998..................................................    $ 1,021,000
1999..................................................      1,021,000
2000..................................................      1,021,000
2001..................................................      1,021,000
2002..................................................      1,021,000
Thereafter............................................     30,200,000

8.  CAPITAL STOCK

  Shelf Registrations

     During 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $250,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company (the "1997 Shelf Registration Statement"). The 1997 Shelf Registration statement was declared effective April 11, 1997 by the Securities and Exchange Commission. Availability under the 1997 Shelf Registration Statement at December 31, 1997 was $56,126,000. Subsequent to December 31, 1997, the Company filed a shelf registration statement on Form S-3 covering a maximum aggregate price of $300,000,000 in Common Stock, Preferred Stock, debt securities and warrants to purchase such securities.

     During 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $112 million covering the proposed issuance of debt, preferred or common stock securities of the Company (the "1996 Shelf Registration Statement").

  1997 Common Stock Offerings

     In January 1997, the Company completed a public offering of 2,000,000 shares of common stock (2,300,000 shares after exercise of overallotment option) under the 1996 Shelf Registration Statement at a price of $20.50 per share. Net proceeds from the offering totaled approximately $44,399,000 (net of fees and costs) and were used to acquire two industrial properties and to reduce outstanding indebtedness on the Company's revolving line of credit.

     In June 1997, the Company received net proceeds of approximately $42,224,000 (net of fees and costs) from the issuance of 2,131,700 shares of common stock under the 1997 Shelf Registration Statement (including proceeds from the issuance of 31,700 shares of common stock sold pursuant to the exercise of the underwriter's overallotment option) at a price of $21.00 per share. The Company used the proceeds to repay debt and for general corporate purposes.

                          PACIFIC GULF PROPERTIES INC.

     In November 1997, the Company received net proceeds of approximately $93,372,000 (net of fees and costs) from the issuance of 4,776,300 shares of common stock under the 1997 Shelf Registration Statement (including proceeds from the issuance of 526,300 shares of common stock sold pursuant to the exercise of the underwriter's overallotment option) at a price of $20.75 per share. The Company used the proceeds to fund the purchase of acquisitions, repay indebtedness outstanding under the Company's line of credit and general corporate purposes.

     In December 1997, the Company received net proceeds of approximately $18,899,000 from the issuance of 874,317 shares of common stock under the 1997 Registration Statement at a price of $22.875. The Company used the proceeds to repay indebtedness outstanding under the Company's revolving line of credit and for general corporate purposes.

  1996 Common Stock Offerings

     In May 1996, the Company completed a public offering of 2,015,581 shares of common stock (2,435,581 shares after exercise of overallotment option) under the 1996 Shelf Registration Statement at a price of $16.375 per share. Proceeds from the offering totaled approximately $36,600,000 (net of fees and costs) and were primarily used to purchase nine industrial properties. Concurrent with the public offering, all of the Company's common stock held by Santa Anita Realty Enterprises was sold to the public.

  Exchange of Debentures for Common Stock

     In December 1996, the Company issued 2,440,002 shares of common stock under the 1996 Shelf Registration Statement in exchange for the debentures tendered pursuant to the Company's offer to induce early conversion of its convertible subordinated debentures (Note 4).

  Preferred Stock

     During 1997, the Company issued 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Shares") to an investor at a price of $18.50 per share pursuant to an agreement entered in December 1996. The Class A Preferred Shares were issued under the 1996 Shelf Registration Statement. The net proceeds which totaled approximately $24,224,000 (net of fees and costs) were used to pay off a portion of a mortgage note, to purchase a portion of an industrial property portfolio, and for general corporate purposes.

     The Class A Preferred Shares are convertible into shares of common stock, on a one-for-one basis, subject to adjustment upon certain events. The annual dividend per share on the Class A Preferred Shares is $1.70 from the date of issuance until December 31, 1997 and thereafter, the greater of $1.70 per share or 104% of the then current dividend on the Company's common stock. At its option, the Company may redeem the Class A Preferred Shares beginning December 31, 2001 for cash at a premium of 6% over the initial $18.50 per share liquidation value, decreasing to zero % by December 31, 2009. The Class A Preferred Shares, or any shares of common stock into which such Class A Preferred Shares could be converted, are nontransferable until June 30, 1998.

     In May 1997, the Company entered into a second agreement with Five Arrows to issue 1,411,765 shares of Class B Senior Cumulative Convertible Preferred Stock (the "Class B Preferred Shares") at a price of $21.25. On July 18, 1997, the Company, pursuant to this agreement, issued 470,588 shares of Class B Preferred Shares raising net proceeds of $9,014,000 (net of fees and costs). The proceeds were used together with funds from other sources to acquire an industrial portfolio consisting of five industrial properties. On October 23, 1997, the Company, pursuant to this agreement issued 235,294 additional Class B Preferred Shares raising net proceeds of $4,824,000 (net of fees and costs). The net proceeds were used for general corporate purposes. On December 23, 1997, the Company issued the remaining 705,883 Class B Preferred

                          PACIFIC GULF PROPERTIES INC.

Shares pursuant to the Five Arrows agreement and received net proceeds of $14,471,000 (net of fees and costs). The net proceeds were used to purchase a portion of an industrial property portfolio consisting of four industrial properties.

     The terms of the Class B Preferred Shares are substantially similar to those of the Class A Preferred Shares, except that (i) the liquidation preference of the Class B Preferred Shares is $21.25 per share (plus accumulated, accrued and unpaid dividends) and (ii) Five Arrows will not be entitled to designate any additional representatives to the Company's Board of Directors while it owns both the Class A Preferred Shares and the Class B Preferred Shares.

9.  GAIN ON SALE OF REAL ESTATE

     In December 1997, the Company sold an apartment property located in Oregon consisting of 279 apartment units for $15,575,000 and recognized a gain on sale of $5,705,000.

     In April 1997, the Company sold its 7,000 square foot Corporate office in Newport Beach, California for $850,000 and recognized a loss on the sale of $111,000. The Company has relocated to a newly acquired 26,000 square foot facility also located in Newport Beach, California.

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

     In November 1995, the Company sold its Texas apartment portfolio to four entities controlled by the same buyer . The Texas multifamily portfolio consisted of four properties containing 1,085 apartment units in San Antonio, Austin and Houston, and represented the Company's entire holdings in the state of Texas. The Company received consideration totaling $31,125,000: $30,125,000 in cash and four notes receivable totaling $1,000,000. The notes receivable mature in seven years, bear interest at 9%, require monthly interest-only payments and are secured by limited partnership interests in the purchasing entities. The Company recognized a gain utilizing the cost recovery method on the sale of the Texas apartment portfolio totaling $6,664,000 (net of $1,000,000 deferred gain). The deferred gain is presented as a reduction of the notes and is included in accounts and other receivables in the Company's balance sheets.

10.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share which have been restated to comply with Statement No. 128:

                                              1997                                      1996                        1995
                             ---------------------------------------   ---------------------------------------   -----------
                                             WEIGHTED                                  WEIGHTED
                                              AVERAGE                                   AVERAGE
                              EARNINGS        SHARES       EARNINGS     EARNINGS        SHARES       EARNINGS     EARNINGS
                             (NUMERATOR)   (DENOMINATOR)   PER SHARE   (NUMERATOR)   (DENOMINATOR)   PER SHARE   (NUMERATOR)
                             -----------   -------------   ---------   -----------   -------------   ---------   -----------
BASIC EPS
 Income available (loss
   attributable) to common
   stockholders............  $20,603,000    13,686,000       $1.51      $(118,000)     6,312,000      $(0.02)    $8,403,000
                                                             =====                                    ======
EFFECT OF DILUTIVE
 SECURITIES
 Stock options.............                     17,000                                     6,000
 Restricted stock..........                     63,000                                    30,000
 Limited partnership
   units...................      172,000       363,000                                   225,000
DILUTED EPS................  $20,775,000    14,129,000       $1.47      $(118,000)     6,573,000      $(0.02)    $8,403,000
                                                             =====                                    ======

                                       1995
                             -------------------------
                               WEIGHTED
                                AVERAGE
                                SHARES       EARNINGS
                             (DENOMINATOR)   PER SHARE
                             -------------   ---------
BASIC EPS
 Income available (loss
   attributable) to common
   stockholders............    4,831,000       $1.74
                                               =====
EFFECT OF DILUTIVE
 SECURITIES
 Stock options.............        1,000
 Restricted stock..........       28,000
 Limited partnership
   units...................      140,000
DILUTED EPS................    5,000,000       $1.68
                                               =====

                          PACIFIC GULF PROPERTIES INC.

     Shares of Senior Cumulative Convertible Preferred Stock, convertible into 2,763,116 shares of Common Stock were outstanding during 1997 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive. Convertible subordinated debentures convertible into 682,000, 775,000 and 3,037,000 shares of Common Stock were outstanding during 1997, 1996 and 1995, respectively but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

11.  SELECTED QUARTERLY DATA (UNAUDITED)

     The following tables set forth the quarterly results of operations of the Company for the years ended December 31, 1997 and 1996:

                                                                  1997
                                        --------------------------------------------------------
                                           FIRST         SECOND          THIRD         FOURTH
                                          QUARTER        QUARTER        QUARTER        QUARTER
                                        -----------    -----------    -----------    -----------
Revenues..............................  $14,813,000    $15,919,000    $18,457,000    $20,317,000
Income before gain on sale of real
  estate..............................  $ 3,082,000    $ 3,597,000    $ 4,179,000    $ 5,006,000
Gain (loss) on sale of real estate....           --       (111,000)            --    $ 5,705,000
Income available to common
  shareholders........................  $ 3,082,000    $ 3,371,000    $ 3,904,000    $10,246,000
Earnings per share:
  Basic...............................  $       .27    $       .27    $       .27    $       .62
  Diluted.............................  $       .26    $       .26    $       .27    $       .60

                                                                  1996
                                        --------------------------------------------------------
                                           FIRST         SECOND          THIRD         FOURTH
                                          QUARTER        QUARTER        QUARTER        QUARTER
                                        -----------    -----------    -----------    -----------
Revenues..............................  $10,835,000    $11,865,000    $13,443,000    $13,744,000
Nonrecurring loss on exchange of
  debentures for common stock.........  $        --    $        --    $        --    $(3,596,000)
Income (loss) before gain on sale of
  real estate.........................  $   293,000    $   652,000    $ 1,289,000    $(2,426,000)
Gain on sale of real estate...........           --             --         74,000    $        --
Income (loss) available to common
  shareholders........................  $   293,000    $   652,000    $ 1,363,000    $(2,426,000)
Earnings (loss) per share:
  Basic...............................  $       .06    $       .12    $       .18    $      (.32)
  Diluted.............................  $       .06    $       .12    $       .17    $      (.31)

                                                                    SCHEDULE III

                          PACIFIC GULF PROPERTIES INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

                                                                        COSTS
                                                                     CAPITALIZED
                                                                    SUBSEQUENT TO
                                          INITIAL COST TO COMPANY    ACQUISITION
                                          -----------------------   -------------
                                                       BUILDING       LAND AND
                                                         AND          BUILDING
       DESCRIPTION         ENCUMBRANCES     LAND     IMPROVEMENTS    IMPROVEMENT
       -----------         ------------   --------   ------------   -------------
                                         (IN $000S)
MULTIFAMILY PROPERTIES
  California
    Laguna Hills.........    $  4,679     $  1,798     $  5,981        $   436
    Santa Ana(c).........      11,703        6,985       18,581          1,501
    Santa Ana(c).........          --        1,488        5,764            845
    Covina...............       1,284          558        1,466             72
    Diamond Bar..........       8,700        3,958        8,048            362
    San Dimas............       3,661        1,695        3,520            132
    West Covina..........       8,999        3,856        9,848            464
    San Dimas............       5,788        2,390        6,123            281
    San Dimas............       1,184          432        1,312            116
    Ontario..............       6,616        2,273        5,626            379
    Ontario..............       7,594        2,654        5,671            428
    San Dimas............       5,600        1,306        5,448            131
    Ontario..............       1,807          322        2,232             98
    Ontario..............       2,923          385        3,223            123
    Ontario..............       6,870        1,749        4,525             94
    Escondido............       8,045        2,064        8,075            103
    Escondido............      10,925        4,108       11,059            301
    Riverside............       9,400        2,394       11,064             --
  Washington
    Burien(e)............      14,625        1,419        7,176             33
    Burien...............          --          956        4,836             23
    Everett(e)...........          --        3,254        7,171             55
    Everett(e)...........          --        3,181        6,994             30
    Kent.................       7,751        2,635       10,709            392
    Federal Way..........          --        2,876        9,646            974
                             --------     --------     --------        -------
        Total
          Multifamily....     128,154       54,736      164,098          7,373
                             --------     --------     --------        -------
INDUSTRIAL PROPERTIES
  California
    Baldwin Park.........      11,650          999       27,878           (113)
    Garden Grove.........       5,300        4,230        4,564            392
    Ontario..............       6,724        5,310       10,801            744
    Rancho Cucamonga.....       3,800        1,610        8,196            592
    Rancho Cucamonga(f)..          --        1,666        3,367            492
    Vista................       7,800        3,465        7,896            476
    Garden Grove(f)......          --        3,905        3,016            451
    Santa Fe
      Springs(g).........       2,475        1,725        2,041             66
    La Mirada(f).........          --        1,541        2,057            255
    Aliso Viejo(g).......       4,425        2,760        4,142            118
    Yorba Linda(g).......       4,125        2,713        3,625            243


                                                                                                          MAXIMUM
                                                                                                        LIFE ON WHICH
                                                                                                        DEPRECIATION
                                   GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD                         IN
                            --------------------------------------------------------------                 INCOME
                                      BUILDINGS                                                           STATEMENT
                                         AND                   ACCUMULATED      DATE OF        DATE          IS
       DESCRIPTION            LAND   IMPROVEMENTS    TOTAL     DEPRECIATION   CONSTRUCTION   ACQUIRED     COMPUTED
       -----------          -------- ------------   --------   ------------   ------------   --------   -------------
                                                                  (IN $000S)
MULTIFAMILY PROPERTIES
  California
    Laguna Hills.........   $  1,795   $  6,420     $  8,215     $   565             1987      1994       40 Years
    Santa Ana(c).........      6,985     20,082       27,067       6,371             1972      1994       33 Years
    Santa Ana(c).........      1,488      6,609        8,097         643             1990      1994       40 Years
    Covina...............        569      1,527        2,096          98          1978-79      1995       40 Years
    Diamond Bar..........      4,034      8,334       12,368         508             1979      1995       40 Years
    San Dimas............      1,727      3,620        5,347         227             1981      1995       40 Years
    West Covina..........      3,930     10,238       14,168         617             1981      1995       40 Years
    San Dimas............      2,436      6,358        8,794         390             1981      1995       40 Years
    San Dimas............        440      1,420        1,860          87             1981      1995       40 Years
    Ontario..............      2,316      5,962        8,278         369             1983      1995       40 Years
    Ontario..............      2,705      6,048        8,753         392             1982      1995       40 Years
    San Dimas............      1,331      5,554        6,885         336             1984      1995       40 Years
    Ontario..............        326      2,326        2,652         142             1983      1995       40 Years
    Ontario..............        391      3,340        3,731         217             1985      1995       40 Years
    Ontario..............      1,749      4,619        6,368         149             1984      1996       40 Years
    Escondido............      2,064      8,178       10,242         152             1985      1997       30 Years
    Escondido............      4,182     11,286       15,468         203             1986      1997       30 Years
    Riverside............      2,394     11,064       13,458           9             1987      1997       30 Years
  Washington
    Burien(e)............      1,419      7,209        8,628       1,414             1987      1994       37 Years
    Burien...............        956      4,859        5,815         951             1987      1994       37 Years
    Everett(e)...........      3,254      7,226       10,480       1,960             1986      1994       29 Years
    Everett(e)...........      3,181      7,024       10,205       1,892             1988      1994       29 Years
    Kent.................      2,635     11,101       13,736       1,055             1987      1994       40 Years
    Federal Way..........      2,896     10,600       13,496         704       1985, 1986      1995       40 Years
                            --------   --------     --------     -------
        Total
          Multifamily....     55,203    171,004      226,207      19,451
                            --------   --------     --------     -------
INDUSTRIAL PROPERTIES
  California
    Baldwin Park.........      8,155     20,609       28,764       8,134       1983, 1985      1994       30 Years
    Garden Grove.........      4,230      4,956        9,186         545             1979      1994       40 Years
    Ontario..............      5,310     11,545       16,855       1,193             1991      1994       40 Years
    Rancho Cucamonga.....      1,610      8,788       10,398       1,141       1987, 1990      1994       40 Years
    Rancho Cucamonga(f)..      1,666      3,859        5,525         358             1981      1994       40 Years
    Vista................      3,465      8,372       11,837       1,152             1990      1994       40 Years
    Garden Grove(f)......      3,905      3,467        7,372         240             1986      1996       40 Years
    Santa Fe
      Springs(g).........      1,725      2,107        3,832          87             1981      1996       40 Years
    La Mirada(f).........      1,541      2,312        3,853         158             1975      1996       30 Years
    Aliso Viejo(g).......      2,760      4,260        7,020         188             1988      1996       40 Years
    Yorba Linda(g).......      2,713      3,868        6,581         165          1987-89      1996       40 Years

                                                                    SCHEDULE III

                          PACIFIC GULF PROPERTIES INC.

            REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                               DECEMBER 31, 1997

                                                                        COSTS
                                                                     CAPITALIZED
                                                                    SUBSEQUENT TO
                                          INITIAL COST TO COMPANY    ACQUISITION
                                          -----------------------   -------------
                                                       BUILDING       LAND AND
                                                         AND          BUILDING
       DESCRIPTION         ENCUMBRANCES     LAND     IMPROVEMENTS    IMPROVEMENT
       -----------         ------------   --------   ------------   -------------
                                         (IN $000S)
    San Marcos(g)........       2,700        1,827        2,907             74
    Escondido(g).........       6,300        3,782        6,614            257
    Hayward(f)...........          --        2,239        5,107            708
    San Marcos(f)........          --          825        1,838            131
    San Bernardino(g)....       4,475        1,147        5,320            250
    City of
      Industry(d)(f).....          --        5,774        2,155          4,026
    San Diego(f).........          --           --        7,287            320
    Santa Ana(f).........          --        1,924        7,231            208
    Santa Ana(f).........          --        1,299        4,257            145
    Woodland(f)..........          --        1,824       11,002              8
    Chino(j).............      34,000        2,208        8,483            120
    Downey(j)............          --        3,568        8,027             39
    Fontana(j)...........          --        2,801       11,422             21
    Fremont(j)...........          --        4,985       12,034             24
    Rancho Bernardo(j)...          --        4,737        9,467             30
    San Diego(k).........          --        5,518       10,581          1,443
    Concord..............          --        1,593        6,054             15
    Anaheim..............          --        1,589        5,333             40
    Sacramento...........          --        2,642       12,928             86
    Santa Clara..........          --        6,279       14,694             11
    Sunnyvale............          --        2,864       11,482             --
    Fullerton............          --        1,967        7,141             --
    Anaheim..............          --        2,509        3,630             --
    Anaheim..............          --        2,069        7,515              7
    Fullerton............          --        1,197        4,336             --
    Sacramento...........          --        2,087        6,637             --
    Sacramento...........       2,879        2,788        6,739             --
    Anaheim..............          --          946        2,376             --
    Irvine...............          --           --        7,020             36
    Cerritos.............          --           --        8,485              3
    Montebello...........          --        2,338        2,471             --
    Sacramento...........          --        1,216        3,500             --
    Hayward(h)...........      12,000        2,062        4,617             80
    Hayward(h)...........          --          653        1,462             --
    Hayward(h)...........          --          653        1,462             10
    Hayward(h)...........          --        2,614        5,847              5
  Washington
    Seattle..............          --        1,808        4,637            642
    Algona(f)............          --        2,490        7,002             --
    Tukwila..............      11,421        6,684       10,677          1,497
                             --------     --------     --------        -------
        Total
          Industrial.....     120,074      123,430      337,360         13,952
                             --------     --------     --------        -------
            Total
              Portfolio..    $248,228(k)  $178,166     $501,458        $21,325
                             ========     ========     ========        =======

                                                                                                 MAXIMUM
                                                                                              LIFE ON WHICH
                                                                                              DEPRECIATION
                                                                                                   IN
                                 GROSS AMOUNTS AT WHICH CARRIED AT CLOSE OF PERIOD
                               -----------------------------------------------------                      INCOME
                                     BUILDINGS                                                           STATEMENT
                                        AND                   ACCUMULATED      DATE OF        DATE          IS
       DESCRIPTION          LAND    IMPROVEMENTS    TOTAL     DEPRECIATION   CONSTRUCTION   ACQUIRED     COMPUTED
       -----------        --------  ------------   --------   ------------   ------------   --------   -------------
                                                              (IN $000S)
    San Marcos(g)........    1,827      2,981        4,808         146             1988      1996       40 Years
    Escondido(g).........    3,782      6,871       10,653         321          1988-92      1996       40 Years
    Hayward(f)...........    2,239      5,815        8,054         381          1972-74      1996       30 Years
    San Marcos(f)........      825      1,969        2,794         104             1985      1996       30 Years
    San Bernardino(g)....    1,147      5,570        6,717         235             1980      1996       30 Years
    City of
      Industry(d)(f).....    5,774      6,181       11,955         303              n/a      1996            n/a
    San Diego(f).........       --      7,607        7,607         254             1981      1996       30 Years
    Santa Ana(f).........    1,924      7,439        9,363         225       1974, 1976      1997       40 Years
    Santa Ana(f).........    1,299      4,402        5,701         133       1974, 1976      1997       40 Years
    Woodland(f)..........    1,824     11,010       12,834         234              n/a      1997       40 Years
    Chino(j).............    2,208      8,603       10,811         124             1988      1997       30 Years
    Downey(j)............    3,568      8,066       11,634         114             1988      1997       30 Years
    Fontana(j)...........    2,801     11,443       14,244         161             1989      1997       30 Years
    Fremont(j)...........    4,985     12,058       17,043         178             1980      1997       30 Years
    Rancho Bernardo(j)...    4,737      9,497       14,234         145             1990      1997       30 Years
    San Diego(k).........    5,518     12,024       17,542         123       1980, 1997      1997       30 Years
    Concord..............    1,593      6,069        7,662          83             1989      1997       30 Years
    Anaheim..............    1,589      5,373        6,962           7             1972      1997       40 Years
    Sacramento...........    2,642     13,014       15,656          14             1972      1997       40 Years
    Santa Clara..........    6,279     14,705       20,984          16             1972      1997       40 Years
    Sunnyvale............    2,864     11,482       14,346          12             1972      1979       40 Years
    Fullerton............    1,967      7,141        9,108          40             1980      1997       30 Years
    Anaheim..............    2,509      3,630        6,139           4             1961      1997       40 Years
    Anaheim..............    2,069      7,522        9,591          31             1951      1997       40 Years
    Fullerton............    1,197      4,336        5,533           5             1979      1997       40 Years
    Sacramento...........    2,087      6,637        8,724          11       1988, 1989      1997       30 Years
    Sacramento...........    2,788      6,739        9,527          11             1988      1997       30 Years
    Anaheim..............      946      2,376        3,322           2             1980      1997       30 Years
    Irvine...............       --      7,056        7,056           4             1979      1997       40 Years
    Cerritos.............       --      8,488        8,488           7             1985      1997       30 Years
    Montebello...........    2,338      2,471        4,809           2             1985      1997       30 Years
    Sacramento...........    1,216      3,500        4,716           4             1988      1997       30 Years
    Hayward(h)...........    2,062      4,697        6,759          34             1974      1997       40 Years
    Hayward(h)...........      653      1,462        2,115           8             1973      1997       40 Years
    Hayward(h)...........      653      1,472        2,125           9             1973      1997       40 Years
    Hayward(h)...........    2,614      5,852        8,466          37             1973      1997       40 Years
  Washington
    Seattle..............    1,808      5,279        7,087       1,741       1968, 1981      1994       24 Years
    Algona(f)............    2,490      7,002        9,492         177             1989      1997       30 Years
    Tukwila..............    6,684     12,174       18,858         896        1975-1979      1995       40 Years
                          --------   --------     --------     -------
        Total
          Industrial.....  130,586    344,156      474,742      19,697
                          --------   --------     --------     -------
            Total
              Portfolio.. $185,789   $515,160     $700,949(a)   $39,148(b)
                          ========   ========     ========     =======

                                                                    SCHEDULE III

                          PACIFIC GULF PROPERTIES INC.

            REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)

(a) The changes in total real estate for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                               1997        1996        1995
                                             --------    --------    --------
Balance at beginning of period.............  $379,540    $300,153    $210,596
Acquisition of Baldwin Park................        --          --       7,228
Acquisition of PGP Inland portfolio........        --          --      73,718
Sale of land and building to existing
  tenant...................................        --      (8,055)         --
Sale of Texas multifamily portfolio........        --          --     (24,106)
Acquisitions and improvements..............   332,324      87,442      32,717
Sale of Oregon multifamily property........   (10,915)         --          --
                                             --------    --------    --------
Balance at end of period...................  $700,949    $379,540    $300,153
                                             ========    ========    ========

(b) The changes in accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 are as follows:

Balance at beginning of period.............   $28,844     $21,461     $17,139
Additions -- depreciation expense..........    11,809       8,236       5,908
Retirements -- Texas multifamily
  portfolio................................        --          --      (1,586)
Retirement to existing tenant..............        --        (603)         --
Retirement of Oregon multifamily
  property.................................    (1,505)         --          --
Other......................................        --        (250)         --
                                             --------    --------    --------
Balance at end of period...................   $39,148     $28,844     $21,461
                                             ========    ========    ========

(c) These properties collateralize borrowings under the same mortgage note payable totaling $11,703,000.

(d)  A portion of this property is currently under development.

(e) These properties collateralize borrowings under the same mortgage note payable totaling $14,625,000.

(f) These properties collateralize borrowings under the Company's revolving bank line of credit that has an outstanding balance of $17,200,000 as of December 31, 1997.

(g) These properties collateralize borrowings under the same mortgage note payable totaling $24,500,000.

(h) These properties collateralize borrowings under the same mortgage note payable totaling $12,000,000.

(i) These properties collateralize borrowings under the same mortgage note payable totaling $4,625,000.

(j) These properties collateralize borrowings under the same mortgage note payable totaling $34,000,000.

(k)  Excludes construction loans of $18,425,000.

                                 EXHIBIT INDEX

 3.1   Amended and Restated Articles of Incorporation*
 3.2   Bylaws
 4.1   Indenture between the Company and Harris Trust Company of
       California, as trustee.*
10.1   Purchase and Sale Agreement between Santa Anita Realty
       Enterprises, Inc. and the Company*
10.2   Amended and Restated Employment Agreement between the
       Company and Glenn L. Carpenter+
10.3   Amended and Restated Employment Agreement between the
       Company and Donald G. Herrman+
10.4   Amended and Restated Employment Agreement between the
       Company and Lonnie P. Nadal+
10.5   Employment Agreement between the Company and Robert A.
       Dewey+
10.6   1993 Share Option Plan*
10.7   Park Place Acquisition Agreement*
10.8   Management Agreement between Santa Anita Realty Enterprises,
       Inc. and the Company*
10.9 Purchase and Sale Agreement and Joint Escrow Instructions among Golden West Equity Properties, Inc., Golden West
       Ontario Associates, Golden West Vista Associates and Pacific
       Gulf Properties Inc.*
10.10  Registration Rights Agreement between Santa Anita Realty
       Enterprises, Inc. and the Company*
10.11 Amendment Nos. 1 and 2 to the Purchase and Sale Agreement and Joint Escrow Instructions among Golden West Equity
       Properties, Inc., Golden West Ontario Associates, Golden
       West Vista Associates and Pacific Gulf Properties Inc.*
10.13  Master Agreement, dated September 30, 1994, between Pacific
       Gulf Properties, Inc., PGP Baldwin, Inc., Santa Anita Realty
       Enterprises, Inc., Baldwin Associates, Ltd. and Wm. P.
       Willman & Associates regarding Baldwin Park Acquisition**
10.14  Closing Agreement, dated October 1, 1994, between Pacific
       Gulf Properties Inc. and Santa Anita Realty Enterprises,
       Inc. regarding Baldwin Park Acquisition**
10.15 Settlement Agreement and Mutual General Release, effective as of January 30, 1995, between Pacific Gulf Properties
       Inc., PGP Baldwin, Inc., Baldwin Industrial Properties,
       Ltd., Baldwin Associates, Ltd., W.T. Grant, et al. regarding
       Baldwin Park Acquisition**
10.16  Award of Arbitration dated March 15, 1995 regarding Baldwin
       Park Acquisition**
10.17  Stipulation and Order Confirming Arbitration Award dated
       March 22, 1995 regarding Baldwin Park Acquisition**
10.18  Term Loan Agreement, dated March 3, 1995, between Pacific
       Gulf Properties Inc. and Bank of America National Trust and
       Savings Association**
10.19  Term Loan Agreement, dated March 3, 1995, between Pacific
       Gulf Properties Inc. and Bank of America National Trust and
       Savings Association**
10.20  Term Loan Agreement, dated March 3, 1995, between Pacific
       Gulf Properties Inc. and Bank of America National Trust and
       Savings Association**
10.21  Exchange Agreement, dated April 15, 1995, between the
       Company and Glenn L. Carpenter, regarding Deferred
       Compensation Agreement+
10.22  Exchange Agreement, dated April 15, 1995, between the
       Company and Donald G. Herrman, regarding Deferred
       Compensation Agreement+
10.23  Exchange Agreement, dated April 15, 1995, between the
       Company and Lonnie P. Nadal, regarding Deferred Compensation
       Agreement+
10.24  Exchange Agreement, dated April 15, 1995, between the
       Company and Robert A. Dewey, regarding Deferred Compensation
       Agreement+
10.25  Amended and Restated Agreement of Limited Partnership of PGP
       Inland Communities, L.P., dated as of August 15, 1995+

    10.26  Master Contribution Agreement, dated as of August 15, 1995, regarding formation of PGP Inland Communities,
           L.P.+
    10.27  Purchase Agreement and Escrow Instructions, dated September 15, 1995, by and between Capitol Investment
           Associates Corp. and Pacific Gulf Properties Trust, regarding sale of Texas apartment portfolio+
    10.29  Dividend Reinvestment Plan of the Company dated May 9, 1995***
    10.30  Investment Agreement, dated December 31, 1996, between the Company and Five Arrows Realty Securities
           L.L.C.++
    10.31  Articles Supplementary, dated January 1997, classifying 1,351,351 Shares of Preferred Stock as Class A
           Senior Cumulative Convertible Preferred Stock of the Company.++
    10.32  Operating Agreement, dated January 1997, between the Company and Five Arrows Realty Securities L.L.C.++
    10.33  Amendment to 1993 Share Option Plan+++
    10.34  Syndicated Credit Agreement, dated as of August 30, 1996 by and among the Company, Bank of America
           National Trust and Savings Association, as Agent for the other Banks party thereto and as a Bank, and the other Banks party thereto.****
    10.35  Investment Agreement, dated May 27, 1997, between Company and Five Arrows Realty Securities L.L.C.++++.
    10.36  Articles Supplementary classifying 1,411,765 Shares of Preferred Stock as Class B Senior Cumulative
           Convertible Preferred Stock.++++
    10.37  Form of Amended and Restated Agreement and Waiver, between the Company and Five Arrows Realty Securities
           L.L.C.++++
    10.38  Rights Agreement, dated December 11, 1997, between the Company and Harris Trust Company of California, as
           Rights Agent.+++++
    10.39  Form of Change of Control Agreement.
    10.40  Agreement of Limited Partnership of PGP Northern Industrial, L.P.
    10.41  Agreement of Limited Partnership of Morning View Terrace-PGP, L.P.
    10.42  Agreement of Limited Partnership Terrace Gardens -- PGP, L.P.
    21.01  Subsidiaries**
    23.01  Consent of Ernst & Young LLP
    27.00  Financial Data Schedule

---------------

    * Incorporated by reference from the Company's registration statement on Form S-11 (33-69382) declared effective by the Securities and Exchange Commission on February 10, 1994.
   ** Incorporated by reference from the Company's Annual Report on Form 10-K of the Company for the year ended December 31, 1994.
  *** Incorporated by reference from the Company's registration statement on Form S-3 (33-92082) filed on May 9, 1995.
 **** Incorporated by reference from the Company's Annual Report on Form 10-K of the Company for the year ended December 31, 1996.
    + Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
   ++ Incorporated by reference from the Company's Current Report on Form 8-K filed on January 14, 1997.
  +++ Incorporated by reference from the Company's Proxy Statement filed on or about April 5, 1996.
 ++++ Incorporated by reference form the Company's Current Report on Form 8-K filed on June 26, 1997.
+++++ Incorporated by reference from the Company's registration statement on Form 8-A filed on December 17, 1997.