Form 10-Q
period 1998-03-31
PACIFIC GULF PROPERTIES INC
filed 1998-05-14
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1998

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

                                  949-223-5000
              (Registrant's telephone number, including area code)

            COMMON STOCK, PAR VALUE $.01 PER SHARE, 19,987,145 SHARES
                       WERE OUTSTANDING AS OF MAY 5, 1998

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

                              Yes [X]      No [ ]

                          PACIFIC GULF PROPERTIES INC.
                                    FORM 10-Q

PART I: FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
Item 1. Financial Statements

                       INDEX TO FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of March 31, 1998 and
              December 31, 1997                                                1

            Consolidated Statements of Operations for the Three
              Months ended March 31, 1998 and March 31, 1997                   2

            Consolidated Statements of Cash Flows for the Three
              Months ended March 31, 1998 and March 31, 1997                   3

            Notes to Financial Statements                                      4

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        6

PART II:    OTHER INFORMATION                                                  8

SIGNATURES                                                                     9

                          PACIFIC GULF PROPERTIES INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)


                                                                       Mar. 31, 1998      Dec. 31, 1997
                                                                       (Unaudited)         (Audited)
                                                                        ----------         ----------
ASSETS
Real estate assets
   Land                                                                 $  201,382         $  185,789
   Buildings                                                               557,432            515,160
                                                                        ----------         ----------
                                                                           758,814            700,949
   Accumulated depreciation                                                (43,475)           (39,148)
                                                                        ----------         ----------
                                                                           715,339            661,801
Properties under development, including land                                36,953             32,107
                                                                        ----------         ----------
                                                                           752,292            693,908
Cash and cash equivalents                                                    3,526              1,466
Accounts receivable                                                          3,894              3,399
Other assets                                                                13,775             13,698
                                                                        ----------         ----------
                                                                        $  773,487         $  712,471
                                                                        ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                                           $  334,845         $  283,852
Accounts payable and accrued liabilities                                    11,692              9,009
Dividends payable                                                            9,602              8,852
Convertible subordinated debentures                                         12,376             12,592
                                                                        ----------         ----------
                                                                           368,515            314,305
Minority interest in consolidated partnerships                              18,207              9,326

Commitments and contingencies                                                   --                 --
Shareholders' equity
   Preferred shares, $.01 par value; 5,000,000 shares
    authorized; 1,351,351 shares Senior Cumulative Convertible
    Class A and 1,411,765 shares Senior Cumulative Convertible
    Class B outstanding at March 31, 1998 and December 31, 1997,
    respectively                                                                28                 28
   Preferred shares, $.01 par value; 300,000 shares
    authorized; Class C Junior Participating Cumulative
    Preferred Stock; no shares outstanding                                      --                 --
   Common shares, $.01 par value; 25,000,000 shares
    authorized; 19,987,145 at March 31, 1998 and 19,968,189
    shares outstanding at December 31, 1997                                    200                200
   Excess shares, $.01 par value; 30,000,000 shares
    authorized; no shares outstanding                                           --                 --
   Outstanding restricted stock                                               (771)              (818)
   Additional paid-in capital                                              411,252            411,187
   Distributions in excess of earnings                                     (23,944)           (21,757)
                                                                        ----------         ----------
                                                                           386,765            388,840
                                                                        ----------         ----------
                                                                        $  773,487         $  712,471
                                                                        ==========         ==========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except share data)

                                   (UNAUDITED)

                                                            Three Months Ended March 31
                                                           ------------------------------
                                                             1998                  1997
                                                           --------              --------
REVENUES
Rental income
   Industrial properties                                   $ 16,307              $  7,232
   Multifamily properties                                     9,011                 7,581
                                                           --------              --------
                                                             25,318                14,813
EXPENSES
Rental property expenses
   Industrial properties                                      3,783                 1,816
   Multifamily properties                                     3,238                 2,918
                                                           --------              --------
                                                              7,021                 4,734
Depreciation                                                  4,390                 2,356
Interest (including amortization of debenture
  discount and financing costs of
  $221 and $222 respectively)                                 5,275                 3,953
General and administrative expenses                           1,111                   688
Minority partners' interest in earnings of
  consolidated partnerships                                     106                    --
                                                           --------              --------
                                                             17,903                11,731
                                                           --------              --------
NET INCOME                                                    7,415                 3,082
Less preferred dividend requirements                          1,207                    --
                                                           --------              --------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                    $  6,208              $  3,082
                                                           ========              ========
EARNINGS PER SHARE
   Basic                                                   $   0.31              $   0.27
                                                           ========              ========
   Diluted                                                 $   0.31              $   0.26
                                                           ========              ========
DIVIDENDS DECLARED PER COMMON SHARE                        $   0.42              $   0.41
                                                           ========              ========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (UNAUDITED)

                                                                Three Months Ended March 31
                                                                ---------------------------
                                                                  1998               1997
                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $  7,415           $  3,082
   Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation                                              4,327              2,356
         Amortization of debenture discount
           and financing costs                                       221                222
         Minority interests in earnings of
           consolidated partnerships                                 106                 --
         Compensation recognized related to restricted
           stock issued to employees                                  46                 41
         Net (increase)/decrease in other assets                    (792)               466
         Net increase in liabilities                               2,684                199
                                                                --------           --------
   Net cash provided by operating activities                      14,007              6,366
                                                                --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net additions to real estate assets                           (57,865)           (29,192)
   Development expenditures                                       (4,845)           (10,263)
                                                                --------           --------
   Net cash used in investing activities                         (62,710)           (39,455)
                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from revolving line of credit                         75,668             12,483
   Repayment of revolving lines of credit                        (15,000)           (13,686)
   Proceeds from mortgage notes payable                            4,524                 --
   Repayment of mortgage notes payable                           (15,110)              (309)
   Proceeds from construction loans                                  909                 --
   Debentures converted to common shares                            (216)            (1,117)
   Issuance of common shares                                          65             45,499
   Minority interest contributions                                 8,775                 --
   Dividends on common shares                                     (8,387)            (4,002)
   Dividends on preferred shares                                    (465)                --
                                                                --------           --------
   Net cash provided by financing activities                      50,763             38,868
                                                                --------           --------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                         2,060              5,779
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                        1,466              1,523
                                                                --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  3,526           $  7,302
                                                                ========           ========

See accompanying notes

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

   Pacific Gulf Properties Inc. was incorporated in Maryland and operates as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of Pacific Gulf Properties Inc. (the "Company") and its consolidated subsidiaries and partnerships, PGP Inland Communities, L.P., PGP Von Karman Properties, PGP-Terrace Gardens Holdings Inc., PGP-Morning View Terrace Holdings Inc., PGP Northern Industrial, L.P. and PGP Southern Industrial II, L.P. (the "Partnerships"). The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

   During the first quarter of 1998 the Company invested $53,615,000 in real estate assets. Acquisitions included (i) a 140,000 square foot industrial park in Upland, California for $5,100,000; (ii) a 125,000 square foot multi-tenant industrial park located in Chatsworth, California for $7,565,000; (iii) a 300,000 square foot industrial center in Las Vegas, Nevada for $14,100,000; (iv) a 125,000 square foot business park in Los Alamitos, California for $7,200,000; (v) a 74,000 square foot building in Signal Hill, California for $4,800,000; and (vi) a 147,000 square foot industrial project in Sacramento, California for $5,850,000. All of these 1998 acquisitions were primarily financed with borrowings from the Company's secured line of credit with Bank of America or the Company's new unsecured bridge loan agreement with Wells Fargo Bank. (See Liquidity and Capital Resources for further discussion.)

   Also included in the first quarter acquisitions is a 168,000 square foot distribution facility located in Garden Grove, California in which the Company acquired a controlling general partnership interest in a newly-formed California limited partnership ("PGP Southern Industrial II, L.P."). The other partner in the partnership received an aggregate of 404,950 units of limited partnership interest in the partnership for an aggregate value of $9,000,000. The units may be tendered for redemption to the Company any time after one year of the closing of the transaction. Upon tender, the Company, at it election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the common shares.

3. LOANS PAYABLE

   The Company's loans payable at March 31, 1998 and December 31, 1997 consist of the following (in thousands):

                                                            1998          1997
                                                          --------      --------
Mortgage Notes:
     Conventional mortgage debt                           $178,009      $188,449
     Tax-exempt mortgage debt                               59,631        59,778
     Construction loans                                     19,336        18,425
Revolving line of credit and unsecured bridge loan          77,869        17,200
                                                          --------      --------
                                                          $334,845      $283,852
                                                          ========      ========

4.   CONVERTIBLE SUBORDINATED DEBENTURES

     As of March 31, 1998, the Company's outstanding convertible subordinated debentures totaled $12,376,000, which is net of unamortized discount of $86,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 common shares of Common Stock per $1,000 of principal amount of debentures, would require the issuance of an additional 669,192 common shares. If the debentures were fully converted, the net income attributable to each common share would not be diluted. During the three months ended March 31, 1998, $232,000 in aggregate principal amount of debentures ($216,000 net of discount) were converted into 12,452 common shares.

5.   SHAREHOLDERS' EQUITY

     On February 4, 1998, the Company filed a new shelf registration statement on Form S-3 covering a maximum aggregate offering price of $300,000,000 of the Company's common stock, preferred stock, debt securities and warrants to purchase such securities. This filing was declared effective on April 23, 1998.

     The Company has a stock rights plan under which the holders of common stock of the Company ("Common Shares") received a dividend of one preferred stock purchase right (a "Right") for each Common Share held on the record date. The Rights shall be distributed and shall be exercisable upon the earliest of: (a) the tenth business day following the date of announcement that any person has become the beneficial owner of 10% or more of the then outstanding voting stock of the Company (such person is a "10% Stockholder" and the date of announcement is the "10% Ownership Date"), (b) the tenth business day following the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would cause any person to become a 10% Stockholder, (c) the first date, on or after the 10% Ownership Date, upon which the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation or in which the outstanding Common Shares are changed into or exchanged for stock or assets of another person, or upon which 50% or more of the Company's consolidated assets or earning power are sold. Upon distribution, the Rights shall be exercisable to purchase at the exercise price, initially $100.00 (the "Exercise Price") (i) one one-hundredth of a share of the Company's Class C Junior Participating Cumulative Preferred Stock, or (ii) after the tenth business day following the 10% Ownership Date, Common Shares with a market value equal to two times the Exercise Price, or (iii) in the event of a merger, business combination or sale of 50% or more of the Company's consolidated assets or earning power, shares of common stock of the surviving company or purchaser, respectively, with an aggregate market value equal to two times the Exercise Price. The Rights shall expire on December 11, 2007, unless earlier redeemed or exchanged.

     During the three months ended March 31, 1998, 343 shares of common stock were issued through the Company's Dividend Reinvestment Program.

6.   PER COMMON SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per share which have been restated to comply with Statement No. 128:

                                                     1998                                            1997
                                   -------------------------------------------      -------------------------------------------
                                                    Weighted                                       Weighted
                                                    Average         Earnings                        Average          Earnings
                                    Earnings         Shares            Per          Earnings         Shares            Per
                                  (Numerator)     (Denominator)       Share        (Numerator)    (Denominator)       Share
                                  -----------     -------------    -----------     -----------    -------------     -----------
BASIC EPS
  Income available to common
    shareholders                   $6,208,000      19,930,000         .31           $3,082,000      11,440,000         .27
                                                                      ===                                              ===
EFFECT OF DILUTIVE SECURITIES
  Stock Options                                        23,000                                           19,000
  Restricted Stock                                     82,000                                           77,000
  Limited Partnership Units           106,000         586,000                                          225,000
DILUTED EPS                        $6,314,000      20,621,000         .31           $3,082,000      11,761,000         .26
                                                                      ===                                              ===

     Shares of Senior Cumulative Convertible Preferred Stock, convertible into 2,763,116 shares of Common Stock were outstanding during 1998 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive. Convertible subordinated debentures convertible into 669,000 and 713,000 shares of Common Stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

7.   COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

     On March 11, 1998, the Company declared its quarterly distribution of $.42 per common share covering shares outstanding at March 31, 1998. Assuming the Board continues to declare quarterly distributions, the estimated annual distribution based on this amount would be $1.68. The distribution was paid on April 10, 1998 to holders of record on April 1, 1998.

     Preferred stock dividends of $465,000 related to the shares of Class A Preferred Stock and shares of Class B Preferred Stock outstanding in the fourth quarter of 1997 were paid by the Company on February 15, 1998. Preferred stock dividends of $590,000 and $617,000 related to 1,351,351 shares of Class A Preferred Stock and 1,411,765 shares of Class B Preferred Stock have been accrued through March 31, 1998 at the rate of $0.4368 per share per quarter.

8.   INTEREST

     Interest incurred for the three months ended March 31 consists of the following (in thousands):

                                                                   1998          1997
                                                                  -------       -------
Interest incurred                                                 $ 6,043       $ 3,731
Amortization:
       Debenture discount and costs                                    34            37
       Costs related to financing assumed from the Company's
         Predecessor and line of credit costs                         130           108
       Long-term financing costs                                       57            77
   Interest capitalized                                              (893)           --
   Interest income                                                    (96)           --
                                                                  -------       -------
   Interest expense                                               $ 5,275       $ 3,953
                                                                  =======       =======

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted on December 31, 1998. At that time, the Company will be required to report certain information about its operating segments, its products and services, the geographic areas in which the Company operates and its major customers. The Company's current financial statements include substantial information relating to its two operating segments: industrial and multifamily. The Company does not believe the additional requirements will have a significant impact on its disclosures.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the three months ended March 31, 1998 and 1997, together with liquidity and capital resources as of March 31, 1998.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

Industrial rental income increased by $9,075,000, or 125%, from $7,232,000 in 1997 to $16,307,000 in 1998. This increase was primarily attributable to the acquisition of thirty industrial parks containing approximately 5,764,000 square feet of leasable area since March 1997. Multifamily rental income increased by $1,430,000, or 19%, from $7,581,000 in 1997 to $9,011,000 in 1998. This increase was primarily attributable to an increase in rental rates and to the acquisition of three multifamily properties containing 824 apartment units since March 1997. As a result of these changes, total revenues increased by $10,505,000, or 71%, from $14,813,000 in 1997 to $25,318,000 in 1998.

Industrial rental income for the three months ended March 31, 1998 totaled $16,307,000 and included $7,890,000 related to the industrial parks acquired since March 31, 1997.

Multifamily rental income for the three months ended March 31, 1998 totaled $9,011,000 and included $1,373,000 related to the multifamily properties acquired since March 31, 1997.

Industrial rental property expenses increased $1,967,000, or 108%, from $1,816,000 in 1997 to $3,783,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses increased by $320,000, or 11%, from $2,918,000 in 1997 to $3,238,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced multifamily properties.

Industrial rental property expenses for the three months ended March 31, 1998 totaled $3,783,000 and included $1,698,000 related to industrial parks acquired since March 31, 1997.

Multifamily rental property expenses for the three months ended March 31, 1998 totaled $3,238,000 and included $493,000 related to multifamily properties acquired since March 31, 1997.

Total depreciation increased by $2,034,000, or 86%, from $2,356,000 in 1997 to $4,390,000 in 1998. This increase was primarily attributable to additional depreciation relating to the acquisition of thirty industrial parks, three multifamily properties, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $1,322,000, or 33%, from $3,953,000 in 1997 to $5,275,000 in
1998. This increase was primarily attributable to an increase in outstanding borrowings due to new acquisitions made during 1997 and 1998.

General and administrative expenses increased by $423,000, or 61%, from $688,000 in 1997 to $1,111,000 in 1998. This increase was primarily attributable to personnel increases related to acquisitions made since March 31, 1997, the write off of $99,000 for costs incurred on projects which were not acquired, and the accrual of anticipated bonuses for 1998.

Minority partners' interest in earnings of consolidated partnerships was $106,000 in 1998 due to the June 1997 acquisition of a controlling general partner interest in the two partnerships that each own senior apartments and the October 1997 acquisition of a controlling general partner interest in the partnership that owns two industrial properties.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $3,526,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital, and, if necessary, funding from the Company's Line of Credit.

As of March 31, 1998, the Company had borrowed $39,885,000 under its secured line of credit and $37,984,000 under its unsecured bridge loan agreement. In April 1998, the Company replaced its secured line of credit and unsecured bridge loan facility with a $150,000,000 unsecured revolving credit agreement (the "Line of Credit"). The interest rate payable under the new facility is LIBOR plus 1.25%. The facility matures in April of 2001. The Company will use the facility to finance acquisitions and for general corporate purposes.

The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its Line of Credit, equity offerings or debt financings, but no assurance can be given that any acquisitions will be completed.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Cash provided by operating activities increased from $6,366,000 for the period ended March 31, 1997 to $14,007,000 for the period ended March 31, 1998. The primary reason for these increases is related to the additional rental income contributed by properties acquired during 1997 and 1998.

Cash used in investing activities increased from $39,455,000 for the period ended March 31, 1997 to $62,710,000 for the period ended March 31, 1998 as a result of acquisitions.

Cash provided by financing activities increased from $38,868,000 for the period ended March 31, 1997 to $50,763,000 for the year ended March 31, 1998 primarily as a result of a net increase in borrowings on the Company's lines of credit and mortgage loans as well as the addition of minority partners' interest.

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 10.43 - Agreement of Limited Partnership of PGP Southern Industrial II, L.P.

        Exhibit 10.44 - Credit Agreement among Pacific Gulf Properties Inc., a Maryland corporation, as Borrower and Wells Fargo Bank, National Association Together with the other Lenders named herein and such other assignees becoming parties hereto pursuant to Section 11.12, as Lenders and Wells Fargo Bank, National Association, as Agent dated as of April 9, 1998.

        Exhibit 27 Financial Data Schedule.

(b)     Reports on Form 8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.

/s/Glenn L. Carpenter                       /s/Donald G. Herrman
--------------------------------------      ------------------------------------
Glenn L. Carpenter                          Donald G. Herrman
Chairman and Chief Executive Officer        Chief Financial Officer and
                                              Secretary

DATED:  May 14, 1998
        --------------

                                  EXHIBIT INDEX


Exhibit
Number                          Description
------                          -----------
 10.43   Agreement of Limited Partnership of PGP Southern Industrial II, L.P.

 10.44 Credit Agreement among Pacific Gulf Properties Inc., a Maryland corporation, as Borrower and Wells Fargo Bank, National Association
         Together with the other Lenders named herein and such other assignees becoming parties hereto pursuant to Section 11.12, as Lenders and Wells
         Fargo Bank, National Association, as Agent dated as of April 9, 1998

  27     Financial Data Schedule