Form 10-Q
period 1998-06-30
PACIFIC GULF PROPERTIES INC
filed 1998-08-13
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1998

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


            COMMON STOCK, PAR VALUE $.01 PER SHARE, 19,999,655 SHARES
                     WERE OUTSTANDING AS OF AUGUST 12, 1998

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

                          PACIFIC GULF PROPERTIES INC.

                                    FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I:        FINANCIAL INFORMATION

Item 1.        Financial Statements

               INDEX TO FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of June 30, 1998 and
               December 31, 1997                                              1

               Consolidated Statements of Operations for the Six
               Months ended June 30, 1998 and June 30, 1997                   2

               Consolidated Statements of Operations for the Three
               Months ended June 30, 1998 and June 30, 1997                   3

               Consolidated Statements of Cash Flows for the Six
               Months ended June 30, 1998 and June 30, 1997                   4

               Notes to Financial Statements                                  5

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

PART II:       OTHER INFORMATION                                             12

SIGNATURES                                                                   13

                          PACIFIC GULF PROPERTIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                  June 30, 1998   Dec. 31, 1997
                                                                  -------------   -------------
                                                                   (Unaudited)
ASSETS

Real estate assets
  Operating properties
       Land                                                         $ 216,342         $ 185,789
       Buildings                                                      608,640           515,160
                                                                    ---------         ---------
                                                                      824,982           700,949
       Accumulated depreciation                                       (48,230)          (39,148)
                                                                    ---------         ---------
                                                                      776,752           661,801
  Properties under development, including land                         38,184            32,107
                                                                    ---------         ---------
                                                                      814,936           693,908
Cash and cash equivalents                                               4,831             1,466
Accounts receivable                                                     4,037             3,399
Other assets                                                           14,991            13,698
                                                                    ---------         ---------
                                                                    $ 838,795         $ 712,471
                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Loans payable                                                       $ 400,731         $ 283,852
Accounts payable and accrued liabilities                               12,924             9,009
Dividends payable                                                       9,606             8,852
Convertible subordinated debentures                                    12,360            12,592
                                                                    ---------         ---------
                                                                      435,621           314,305

Minority interest in consolidated partnerships                         18,313             9,326

Commitments and contingencies                                            --                --

Shareholders' equity

  Preferred shares, $.01 par value; 9,700,000 shares
  authorized; 2,763,116 Senior Cumulative Convertible Class
  A shares outstanding at June 30, 1998, and 1,351,351
  Senior Cumulative Convertible Class A shares and 1,411,765
  Senior Cumulative Convertible Class B shares outstanding
  at December 1997                                                         28                28

  Preferred shares, $.01 par value; 300,000 shares
  authorized; Class C Junior Participating Cumulative
  Preferred Stock; no shares outstanding                                 --                --

  Common shares, $.01 par value; 100,000,000 shares
  authorized; 19,998,911 shares outstanding at June 30, 1998
  and 19,968,189 shares outstanding at December 31, 1997                  200               200

  Outstanding restricted stock                                           (720)             (818)
  Additional paid-in capital                                          411,261           411,187
  Distributions in excess of earnings                                 (25,908)          (21,757)
                                                                    ---------         ---------
                                                                      384,861           388,840
                                                                    ---------         ---------
                                                                    $ 838,795         $ 712,471
                                                                    =========         =========


See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except share data)

                                   (UNAUDITED)


                                                      Six Months Ended June 30
                                                      ------------------------
                                                         1998           1997
                                                      --------        -------
REVENUES

Rental income
   Industrial properties                               $34,659        $15,230
   Multifamily properties                               18,458         15,502
                                                       -------        -------
                                                        53,117         30,732
EXPENSES

Rental property expenses
   Industrial properties                                 7,532          3,679
   Multifamily properties                                6,615          5,996
                                                       -------        -------
                                                        14,147          9,675

Depreciation                                             9,272          4,934
Interest (including amortization of debenture
  discount and financing costs of $679 and $443
  respectively)                                         11,848          7,952
General and administrative                               2,349          1,472
Minority partners' interest in earnings of
  consolidated partnerships                                443             20
                                                       -------        -------
                                                        38,059         24,053
                                                       -------        -------

INCOME BEFORE LOSS ON SALE OF REAL ESTATE               15,058          6,679

Loss on sale of real estate                               --              111
                                                       -------        -------

NET INCOME                                              15,058          6,568

Less preferred dividend requirements                     2,414            115
                                                       -------        -------

INCOME AVAILABLE TO COMMON SHAREHOLDERS                $12,644        $ 6,453
                                                       =======        =======

EARNINGS PER SHARE

     Basic                                             $  0.63        $  0.54
                                                       =======        =======
     Diluted                                           $  0.63        $  0.52
                                                       =======        =======
DIVIDENDS DECLARED PER COMMON SHARE                    $  0.84        $  0.82
                                                       =======        =======


See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except share data)

                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                         June 30
                                                                  ----------------------
                                                                    1998          1997
                                                                  -------        -------
REVENUES

Rental income
   Industrial properties                                          $18,352        $ 7,998
   Multifamily properties                                           9,447          7,921
                                                                  -------        -------
                                                                   27,799         15,919
EXPENSES

Rental property expenses
   Industrial properties                                            3,749          1,863
   Multifamily properties                                           3,377          3,078
                                                                  -------        -------
                                                                    7,126          4,941

Depreciation                                                        4,882          2,578
Interest (including amortization of debenture
  discount and financing costs of $458 and
  $221 respectively)                                                6,573          3,999
General and administrative                                          1,238            784
Minority partners' interest in earnings of
  consolidated partnerships                                           337             20
                                                                  -------        -------
                                                                   20,156         12,322
                                                                  -------        -------

INCOME BEFORE LOSS ON SALE OF REAL ESTATE                           7,643          3,597

Loss on sale of real estate                                          --              111
                                                                  --------       -------
NET INCOME                                                          7,643          3,486

Less preferred dividend requirements                                1,207            115
                                                                  -------        -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $ 6,436        $ 3,371
                                                                  =======        =======
EARNINGS PER SHARE

     Basic                                                        $  0.32        $  0.27
                                                                  =======        =======
     Diluted                                                      $  0.32        $  0.27
                                                                  =======        =======
DIVIDENDS DECLARED PER COMMON SHARE                               $  0.42        $  0.41
                                                                  =======        =======


See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (Unaudited))

                                                        Six Months Ended June 30
                                                       ---------------------------
                                                          1998              1997
                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                          $  15,058         $   6,568
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation                                      9,272             4,934
         Amortization of debenture discount
           and financing costs                               679               443
         Loss on sale of real estate                        --                 111
         Minority interests in earnings of
           consolidated partnerships                         443              --
         Compensation recognized related to
           restricted stock issued to employees               88                82
         Net increase in other assets                     (2,800)           (1,924)
         Net increase in liabilities                       3,915               273
                                                       --------          ---------
   Net cash provided by operating activities              26,665            10,487
                                                       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Net additions to real estate assets                  (112,605)          (79,334)
   Development expenditures                              (17,505)           (1,771)
   Purchase of property and equipment, net                  --              (3,452)
                                                       ---------         ---------
   Net cash used in investing activities                (130,110)          (84,557)
                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from revolving line of credit                213,669            32,033
   Repayment of revolving lines of credit                (94,369)          (45,719)
   Proceeds from mortgage notes payable                    6,952            24,329
   Repayment of mortgage notes payable                   (15,644)          (12,521)
   Proceeds from construction loans                        6,271             1,688
   Debentures converted to common shares                    (232)           (1,267)
   Issuance of common shares                                  73            87,883
   Issuance of preferred shares                             --               4,224
   Minority interest contributions                         8,544             4,877
   Dividends on common shares                            (16,781)           (8,972)
   Dividends on preferred shares                          (1,673)             --
                                                       ---------         ---------
   Net cash provided by financing activities             106,810            86,555
                                                       ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  3,365            12,485

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,466             1,523
                                                       ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   4,831         $  14,008
                                                       =========         =========


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

2.  REAL ESTATE ACQUISITIONS

    During the second quarter of 1998 the Company invested $56,100,000 in real estate assets. Second quarter acquisitions included (i) a 214,000 square foot single tenant building in Whittier, California for $14,300,000 and (ii) three industrial properties located in Southern California containing approximately 696,000 square feet for $41,800,000. All of these second quarter acquisitions were primarily financed with borrowings from the Company's unsecured line of credit with Wells Fargo Bank.

    During the first quarter of 1998 the Company invested $53,615,000 in real estate assets. Acquisitions included (i) a 140,000 square foot industrial park in Upland, California for $5,100,000; (ii) a 125,000 square foot multi-tenant industrial park located in Chatsworth, California for $7,565,000; (iii) a 300,000 square foot industrial center in Las Vegas, Nevada for $14,100,000; (iv) a 125,000 square foot business park in Los Alamitos, California for $7,200,000; (v) a 74,000 square foot building in Signal Hill, California for $4,800,000; and (vi) a 147,000 square foot industrial project in Sacramento, California for $5,850,000. All of these 1998 acquisitions were primarily financed with borrowings from the Company's credit facilities.

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

3.  LOANS PAYABLE

    The Company's loans payable at June 30, 1998 and December 31, 1997 consist of the following (in thousands):

                                             1998            1997
                                           --------        --------
    Mortgage Notes:
         Conventional mortgage debt        $180,053        $188,449
         Tax-exempt mortgage debt            59,482          59,778
         Construction loans                  24,696          18,425
    Revolving line of credit                136,500          17,200
                                           --------        --------
                                           $400,731        $283,852
                                           ========        ========

4.   CONVERTIBLE SUBORDINATED DEBENTURES

     As of June 30, 1998, the Company's outstanding convertible subordinated debentures totaled $12,360,000, which is net of unamortized discount of $77,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 common shares of Common Stock per $1,000 of principal amount of debentures, would require the issuance of an additional 667,849 common shares. If the debentures were fully converted, the net income attributable to each common share would not be diluted. During the six months ended June 30, 1998, $257,000 in aggregate principal amount of debentures ($231,000 net of discount) were converted into 13,800 common shares.

5.   SHAREHOLDERS' EQUITY

     On May 13, 1998 the shareholders voted to approve an amendment to the Company's Articles of Amendment and Restatement as filed with Maryland's State Department of Assessments and Taxation (the "Charter") that would increase the number of authorized shares of Common Stock, par value $.01 per share from 25,000,000 shares to 100,000,000 shares, and approve an amendment to the Company's Charter that would (a) increase the authorized number of shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), from 5,000,000 shares to 10,000,000 shares and (b) reclassify the issued and outstanding shares of Class B Senior Cumulative Convertible Preferred Stock (the "Class B Preferred Stock") as additional shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Stock") and change the liquidation preference of the Class A Preferred Stock to reflect the economic terms of such reclassification of the Class B Preferred Stock, and approve an amendment to the Company's Charter relating to the ownership limit to eliminate the shares of Excess Stock (including the 5,000,000 shares currently authorized), implement a mechanism for the automatic transfer of shares to a trust, create a separate ownership limit for Common Stock and make conforming changes to facilitate the Company's maintenance of its status as a REIT.

     During the six months ended June 30, 1998, 767 shares of common stock were issued through the Company's Dividend Reinvestment Program.

     On February 4, 1998, the Company filed a new shelf registration statement on Form S-3 covering a maximum aggregate offering price of $300,000,000 of the Company's common stock, preferred stock, debt securities and warrants to purchase such securities. This filing was declared effective on April 23, 1998.

     The Company has a stock rights plan under which the holders of common stock of the Company ("Common Shares") received a dividend of one preferred stock purchase right (a "Right") for each Common Share held on the record date. Currently, certificates evidencing a number of Common Shares also evidence the same number of Rights, and the Common Shares and Rights trade in tandem. The Rights are not currently exercisable. The Rights separate from the Common Shares, certificates for the separated Rights will be distributed, and the Rights shall be exercisable upon the earliest of: (a) the tenth business day following the date of announcement that any person has become the beneficial owner of 10% or more of the then outstanding voting stock of the Company (such person is a "10% Stockholder" and the date of announcement is the "10% Ownership Date"), (b) the tenth business day following the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would cause any person to become a 10% Stockholder,
     (c) the first date, on or after the 10% Ownership Date, upon which the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation or in which the outstanding Common Shares are changed into or exchanged for stock or assets of another person, or upon which 50% or more of the Company's consolidated assets or earning power are sold. Upon distribution, the Rights shall be exercisable to purchase at the exercise price, initially $100.00 (the "Exercise Price")
     (i) one one-hundredth of a share of the Company's Class C Junior Participating Cumulative Preferred Stock, or (ii) after the tenth business day following the 10% Ownership Date, Common Shares with a market value equal to two times the Exercise Price, or (iii) in the event of a merger, business combination or sale of 50% or more of the Company's consolidated assets or earning power, shares of common stock of the surviving company or purchaser, respectively, with an aggregate market value equal to two times the Exercise Price. The Rights shall expire on December 11, 2007, unless earlier redeemed or exchanged.

6.   PER COMMON SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per share which have been restated to comply with Statement No. 128:

                                               1998                                         1997
                                   --------------------------------------    ------------------------------------
                                                   Weighted                                 Weighted
                                                    Average      Earnings                    Average     Earnings
                                    Earnings        Shares         Per        Earnings       Shares         Per
                                   (Numerator)   (Denominator)    Share      (Numerator)  (Denominator)    Share
                                   -----------   -------------   --------    -----------  -------------  --------
BASIC EPS

  Income available to
    common shareholders            $12,644,000    19,935,000       .63       $6,453,000     11,981,000      .54

EFFECT OF DILUTIVE SECURITIES

  Stock Options                                       16,000                                   17,000
  Restricted Stock                                    85,000                                   91,000
  Limited Partnership Units            443,000       745,000                     20,000       250,000
                                  ------------    ----------                 ----------     ---------
DILUTED EPS                        $13,087,000    20,781,000       .63       $6,473,000     12,339,000      .52
                                   ===========    ==========       ===       ==========     ==========      ===

    Shares of Senior Cumulative Convertible Preferred Stock, convertible into 2,763,116 shares of Common Stock were outstanding during 1998 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive. Convertible subordinated debentures convertible into 668,000 and 704,000 shares of Common Stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

7.  COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

    On June 10, 1998, the Company declared its quarterly distribution of $.42 per common share covering shares outstanding at June 30, 1998. Assuming the Board continues to declare quarterly distributions, the estimated annual distribution based on this amount would be $1.68. The distribution was paid on July 10, 1998 to holders of record on July 1, 1998.

    Preferred stock dividends of $1,207,000 related to the shares of Class A Preferred Stock and shares of Class B Preferred Stock outstanding in the first quarter of 1998 were paid by the Company on May 14, 1998. Preferred stock dividends of $1,207,000 related to 2,763,116 shares of Class A Preferred Stock have been accrued through June 30, 1998 at the rate of $0.4368 per share per quarter.

8.  INTEREST

     Interest incurred for the six months ended June 30 consists of the following (in thousands):

                                                     1998             1997
                                                   --------         ---------
Interest incurred                                  $ 12,897         $  8,192
Amortization:
       Debenture discount and costs                      67               71
       Costs related to financing assumed
         from the Company's Predecessor and
         line of credit costs                           259              167
       Long-term financing costs                        353              205
   Interest capitalized                              (1,547)            (522)
   Interest income                                     (181)            (161)
                                                   --------         --------
   Interest expense                                $ 11,848         $  7,952
                                                   ========         ========

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted on December 31, 1998. The Company will be required to report certain information about its operating segments, its products and services, the geographic areas in which the Company operates and its major customers. The Company's current financial statements include substantial information relating to its two operating segments: industrial and multifamily. The Company does not believe the additional requirements will have a significant impact on its disclosures.

     In March 1998, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue 97-11, concluding that internal preacquisition costs related to the purchase of an operating property should be expensed as incurred. The Company has adopted the provisions of EITF Abstract 97-11, and management does not believe that the Company's results of operations will be materially impacted.

     In February 1998, the FASB issued FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which will be effective for the year-end 1998 financial statements. FAS 132 only addresses disclosure issues; it does not address measurement and recognition of pensions and other postretirement benefits. FAS 132 requires the reconciliation of changes in benefit obligation and plan assets for both pensions and other postretirement benefits, showing the effects of the major components separately for each reconciliation. FAS 132 will be adopted at year-end 1998 and its not expected to materially change the Company's current pension and other postretirement disclosures.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the six months ended June 30, 1998 and 1997, together with liquidity and capital resources as of June 30, 1998.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

Industrial rental income increased by $19,429,000, or 128%, from $15,230,000 in 1997 to $34,659,000 in 1998. This increase was primarily attributable to the acquisition of thirty four industrial parks containing approximately 6,674,000 square feet of leasable area since June 1997. Multifamily rental income increased by $2,956,000, or 19%, from $15,502,000 in 1997 to $18,458,000 in
1998. This increase was primarily attributable to an increase in rental rates and to the acquisition of three multifamily properties containing 824 apartment units since June 1997. As a result of these changes, total revenues increased by $22,385,000, or 73%, from $30,732,000 in 1997 to $53,117,000 in 1998.

Industrial rental income for the six months ended June 30, 1998 totaled $34,659,000 and included $17,421,000 related to the industrial parks acquired since June 30, 1997.

Multifamily rental income for the six months ended June 30, 1998 totaled $18,458,000 and included $2,772,000 related to the multifamily properties acquired since June 30, 1997.

Industrial rental property expenses increased $3,853,000, or 105%, from $3,679,000 in 1997 to $7,532,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses increased by $619,000, or 10%, from $5,996,000 in 1997 to $6,615,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced multifamily properties.

Industrial rental property expenses for the six months ended June 30, 1998 totaled $7,532,000 and included $3,616,000 related to industrial parks acquired since June 30, 1997.

Multifamily rental property expenses for the six months ended June 30, 1998 totaled $6,615,000 and included $980,000 related to multifamily properties acquired since June 30, 1997.

Total depreciation increased by $4,338,000, or 88%, from $4,934,000 in 1997 to $9,272,000 in 1998. This increase was primarily attributable to additional depreciation relating to the acquisition of thirty four industrial parks, three multifamily properties, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $3,896,000, or 49%, from $7,952,000 in 1997 to $11,848,000 in 1998. This increase was primarily attributable to an increase in outstanding borrowings due to new acquisitions made during 1997 and 1998 and a higher balance on the Company's line of credit in 1998.

General and administrative expenses increased by $877,000, or 60%, from $1,472,000 in 1997 to $2,349,000 in 1998. This increase was primarily attributable to personnel increases related to acquisitions made since June 30, 1997, the write off of $130,000 for costs incurred on projects which were not acquired, and the accrual of anticipated bonuses for 1998.

Minority partners' interest in earnings of consolidated partnerships increased $413,000 from $20,000 in 1997 to $443,000 in 1998. This increase was attributable to the June 1997 acquisition of a controlling general partner interest in the two partnerships that own senior apartments, the October 1997 acquisition of a controlling general partner interest in the partnership that owns two industrial properties and the March 1998 acquisition of a controlling general partner interest in the partnership that owns an industrial property.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

Industrial rental income increased by $10,354,000, or 129%, from $7,998,000 in 1997 to $18,352,000 in 1998. This increase was primarily attributable to the acquisition of thirty four industrial parks containing approximately 6,674,000 square feet of leasable area since June 1997. Multifamily rental income increased by $1,526,000, or 19%, from $7,921,000 in 1997 to $9,447,000 in 1998.
This increase was primarily attributable to an increase in rental rates and to the acquisition of three multifamily properties containing 824 apartment units since June 1997. As a result of these changes, total revenues increased by $11,880,000, or 75%, from $15,919,000 in 1997 to $27,799,000 in 1998.

Industrial rental income for the three months ended June 30, 1998 totaled $18,352,000 and included $9,531,000 related to the industrial parks acquired since June 30, 1997.

Multifamily rental income for the three months ended June 30, 1998 totaled $9,447,000 and included $1,399,000 related to the multifamily properties acquired since June 30, 1997.

Industrial rental property expenses increased $1,886,000, or 101%, from $1,863,000 in 1997 to $3,749,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses increased $299,000, or 10%, from $3,078,000 in 1997 to $3,377,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced multifamily properties.

Industrial rental property expenses for the three months ended June 30, 1998 totaled $3,749,000 and included $1,918,000 related to industrial parks acquired since June 30, 1997.

Multifamily rental property expenses for the three months ended June 30, 1998 totaled $3,377,000 and included $487,000 related to multifamily properties acquired since June 30, 1997.

Total depreciation increased by $2,304,000, or 89%, from $2,578,000 in 1997 to $4,882,000 in 1998. This increase was primarily attributable to additional depreciation relating to the acquisition of thirty four industrial parks, three multifamily properties, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $2,574,000, or 64%, from $3,999,000 in 1997 to $6,573,000 in
1998. This increase was primarily attributable to a decrease in convertible subordinated debentures outstanding, offset by an increase in outstanding borrowings due to new acquisitions made during 1997 and 1998 and a higher balance on the Company's line of credit in 1998.

General and administrative expenses increased by $454,000, or 58%, from $784,000 in 1997 to $1,238,000 in 1998. This increase was primarily attributable to personnel increases related to acquisitions made since June 30, 1997, the write off of $31,000 for costs incurred on projects which were not acquisitions, and the accrual of anticipated bonuses for 1998.

Minority partners' interest in earnings of consolidated partnerships increased $317,000 from $20,000 in 1997 to $337,000 in 1998. This increase was attributable to the June 1997 acquisition of a controlling general partner interest in the two partnerships that own senior apartments and the October 1997 acquisition of a controlling general partner interest in the partnership that owns two industrial properties and the March 1998 acquisition of a controlling general partner interest in the partnership that owns an industrial property.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $4,831,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital, and, if necessary, funding from the Company's Line of Credit.

As of June 30, 1998, the Company had borrowed $136,500,000 under its unsecured line of credit. In April 1998, the Company replaced its secured line of credit and unsecured bridge loan facility with a $150,000,000 unsecured revolving credit agreement (the "Line of Credit"). The interest rate payable under the new facility is LIBOR plus 1.25%. The facility matures in April of 2001. The Company will use the facility to finance acquisitions and for general corporate purposes.

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

Cash provided by operating activities increased from $10,487,000 for the period ended June 30, 1997 to $26,665,000 for the period ended June 30, 1998. The primary reason for these increases is related to the additional rental income contributed by properties acquired during 1997 and 1998.

Cash used in investing activities increased from $84,557,000 for the period ended June 30, 1997 to $130,109,000 for the period ended June 30, 1998 as a result of acquisitions.

Cash provided by financing activities increased from $86,555,000 for the period ended June 30, 1997 to $106,810,000 for the year ended June 30, 1998 primarily as a result of a net increase in borrowings on the Company's lines of credit and mortgage loans as well as the addition of minority partners' interest.

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

PART II:    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

            The Company filed a registration statement on Form S-3, as amended on July 1, 1998, relating to 211,921 shares (the "Exchange Shares" or the "Securities") of Common Stock, par value $.01 per share (the "Common Stock"), of the Company that may be offered and sold from time to time by the stockholders of the Company listed therein under "Selling Stockholders" (the "Selling Stockholders"). The Exchange Shares have been, or may be, issued by the Company to the Selling Stockholders in exchange for 211,921 units ("Units") of limited partnership interest in PGP Inland Properties, L.P., a Delaware limited partnership (the "Inland Partnership"), pursuant to the Company's obligations under that certain Exchange Rights Agreement, dated as of August 15, 1995, among the Company, the Inland Partnership, and the Limited partners of the Inland Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Shareholders of the Company was held May 7, 1998, for the purpose of (1) electing three members to the Board of Directors; (2) approving an amendment to the Company's 1993 Share Option Plan to increase the aggregate number of Common Shares authorized for issuance under such plan by 1,250,000 shares (300,000 of which will be reserved for issuance to non-employee directors) to 2,300,000 shares (Proposal 1); (3) approving an amendment to the Company's Articles of Amendment and Restatement as filed with Maryland's State Department of Assessments and Taxation (the "Charter") that would increase the number of authorized shares of Common Stock, par value $.01 per share from 25,000,000 shares to 100,000,000 shares (Proposal 2); (4) approving an amendment to the Company's Charter that would (a) increase the authorized number of shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), from 5,000,000 shares to 10,000,000 shares and (b) reclassify the issued and outstanding shares of Class B Senior Cumulative Convertible Preferred Stock (the "Class B Preferred Stock") as additional shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Stock") and change the liquidation preference of the Class A Preferred Stock to reflect the economic terms of such reclassification of the Class B Preferred Stock (Proposal 3); and (5) approving an amendment to the Company's Charter relating to the ownership limit to eliminate the shares of Excess Stock (including the 5,000,000 shares currently authorized), implement a mechanism for the automatic transfer of shares to a trust, create a separate ownership limit for Common Stock and make conforming changes to facilitate the Company's maintenance of its status as a REIT (Proposal 4).

            Management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                     Shares Voted     Shares
                                                         "For"      "Withheld"
                                                     ------------   ----------
               Glenn L. Carpenter                     19,371,454      81,177
               Keith W. Renken                        19,370,429      82,202
               Carl C. Gregory, III                   19,370,554      82,077

               Continuing directors are as follows:

               Peter L. Eppinga
               John F. Kooken
               Robert E. Morgan
               James E. Quigley, 3rd

               Proposal 1 was approved with the following vote:

               Shares Voted           Shares Voted         Shares Voted
                  "For"                "Against"            "Abstained"             Non-Votes
               ------------           ------------         ------------             ---------
                13,536,226             1,466,746             157,841                4,291,818

               Proposal 2 was approved with the following vote:

               Shares Voted           Shares Voted         Shares Voted
                  "For"                "Against"            "Abstained"
               ------------           ------------         ------------
                15,178,092              4,158,620             115,918

               Proposal 3 was approved with the following vote:

               Shares Voted           Shares Voted         Shares Voted
                  "For"                "Against"            "Abstained"             Non-Votes
               ------------           ------------         ------------             ---------
                13,919,085              1,109,835             131,893               4,291,818

               Proposal 4 was approved with the following vote:

               Shares Voted           Shares Voted         Shares Voted
                  "For"                "Against"            "Abstained"
               ------------           ------------         ------------
                18,544,225               739,724              168,682


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

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


PACIFIC GULF PROPERTIES INC.


/s/ GLENN L. CARPENTER                     /s/ DONALD G. HERRMAN
------------------------------------       -------------------------------------
Glenn L. Carpenter                         Donald G. Herrman
Chairman and Chief Executive Officer       Chief Financial Officer and Secretary


DATED: August 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  27                 Financial Data Schedule