Form 10-Q
period 1998-09-30
PACIFIC GULF PROPERTIES INC
filed 1998-11-13
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


            COMMON STOCK, PAR VALUE $.01 PER SHARE, 20,007,814 SHARES
                     WERE OUTSTANDING AS OF NOVEMBER 9, 1998

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

                          PACIFIC GULF PROPERTIES INC.

                                    FORM 10-Q


                                                                              PAGE
                                                                              ----
PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of September 30, 1998 and
          December 31, 1997                                                     1

          Consolidated Statements of Operations for the Nine Months ended
          September 30, 1998 and September 30, 1997                             2

          Consolidated Statements of Operations for the Three Months ended
          September 30, 1998 and September 30, 1997                             3

          Consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 1998 and September 30, 1997                4

          Notes to Financial Statements                                         5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             9

PART II:  OTHER INFORMATION                                                    13

SIGNATURES                                                                     14

                          PACIFIC GULF PROPERTIES INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      September 30,   December 31,
                                                          1998           1997
                                                      -------------   -----------
                                                      (Unaudited)
ASSETS

Real estate assets
   Operating properties
        Land                                           $ 217,787      $ 185,789
        Buildings                                        614,474        515,160
                                                       ---------      ---------
                                                         832,261        700,949

Accumulated depreciation                                 (52,093)       (39,148)
                                                       ---------      ---------
                                                         780,168        661,801

Properties under development, including land              34,485         32,107
                                                       ---------      ---------
                                                         814,653        693,908

Cash and cash equivalents                                  5,114          1,466
Accounts receivable                                        4,893          3,399
Other assets                                              15,088         13,698
                                                       ---------      ---------
                                                       $ 839,748      $ 712,471
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Loans payable                                          $ 395,040      $ 283,852
Accounts payable and accrued liabilities                  15,882          9,009
Dividends payable                                          9,609          8,852
Convertible subordinated debentures                       12,261         12,592
                                                       ---------      ---------
                                                         432,792        314,305
Minority partners' interest in consolidated
  partnerships                                            17,821          9,326

Commitments and contingencies                                 --             --

Shareholders' equity

   Preferred shares, $.01 par value; 10,000,000
     shares authorized; 2,763,116 Senior Cumulative
     Convertible Class A shares outstanding at
     September 30, 1998 and December 31, 1997,
     respectively                                             28             28

   Preferred shares, $.01 par value; 300,000 shares
     authorized; Class C Junior Participating
     Cumulative Preferred Stock; no shares outstanding        --             --

   Common shares, $.01 par value; 100,000,000 shares
     authorized; 20,005,559 and 19,968,189 shares
     outstanding at September 30, 1998 and December
     31, 1997, respectively                                  200            200

Outstanding restricted stock                              (1,282)          (818)
Additional paid-in capital                               412,058        411,187
Distributions in excess of net earnings                  (21,869)       (21,757)
                                                       ---------      ---------
                                                         389,135        388,840
                                                       ---------      ---------
                                                       $ 839,748      $ 712,471
                                                       =========      =========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                            ----------------------
                                                              1998          1997
                                                            --------      --------
REVENUES
Rental income
        Industrial properties                               $ 54,993      $ 24,850
        Multifamily properties                                27,916        24,339
                                                            --------      --------
                                                              82,909        49,189

EXPENSES
Rental property operating expenses
        Industrial properties                                 11,979         5,864
        Multifamily properties                                10,290         9,421
                                                            --------      --------
                                                              22,269        15,285

Depreciation                                                  14,751         8,073
Interest (including amortization of debenture discount
and financing costs of $896 and $619, respectively)           18,965        12,621

General and administrative expenses                            3,912         2,238

Minority partners' interest in earnings of consolidated
  partnerships                                                   733           114
                                                            --------      --------
                                                              60,630        38,331
                                                            --------      --------


INCOME BEFORE GAIN/(LOSS) ON SALE OF REAL ESTATE              22,279        10,858

Gain/(Loss) on sale of real estate                             6,427          (111)
                                                            --------      --------
NET INCOME                                                    28,706        10,747

Less:  Preferred dividend requirements                         3,621           390
                                                            --------      --------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                     $ 25,085      $ 10,357
                                                            ========      ========

Earnings per share
        Basic                                               $   1.26      $   0.81
                                                            ========      ========
        Diluted                                             $   1.24      $   0.80
                                                            ========      ========

Dividends declared per common share                         $   1.26      $   1.23
                                                            ========      ========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                            --------------------
                                                              1998        1997
                                                            -------     -------
REVENUES
Rental income
        Industrial properties                               $20,334     $ 9,620
        Multifamily properties                                9,458       8,837
                                                            -------     -------
                                                             29,792      18,457
EXPENSES
Rental property operating expenses
        Industrial properties                                 4,447       2,185
        Multifamily properties                                3,675       3,425
                                                            -------     -------
                                                              8,122       5,610

Depreciation                                                  5,479       3,139
Interest (including amortization of debenture discount
  and financing costs of $217 and $176, respectively)         7,117       4,669

General and administrative expenses                           1,563         766
Minority partners' interest in earnings of consolidated
  partnerships                                                  290          94
                                                            -------     -------
                                                             22,571      14,278
                                                            -------     -------

INCOME BEFORE GAIN/(LOSS) ON SALE OF REAL ESTATE              7,221       4,179

Gain/(Loss) on sale of real estate                            6,427          --
                                                            -------     -------
NET INCOME                                                   13,648       4,179

Less:  Preferred dividend requirements                        1,207         275
                                                            -------     -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                     $12,441     $ 3,904
                                                            =======     =======

Earnings per share
        Basic                                               $  0.62     $  0.27
                                                            =======     =======
        Diluted                                             $  0.58     $  0.27
                                                            =======     =======

Dividends declared per common share                         $  0.42     $  0.41
                                                            =======     =======

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (Unaudited))

                                                                 Nine Months Ended
                                                                    September 30,
                                                              ------------------------
                                                                1998           1997
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                  $  28,706      $  10,747
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                 14,751          7,990
    Amortization of debenture discount and financing costs          896            619
    (Gain)/Loss on sale of real estate                           (6,427)           111
    Minority interests in earnings of consolidated
      partnerships                                                  733            114
    Compensation recognized related to restricted stock
      issued to employees                                          (464)            12
    Net increase in other assets                                 (4,046)        (4,186)
    Net increase in liabilities                                   6,871          3,040
                                                              ---------      ---------
  Net cash provided by operating activities                      41,020         18,447
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Net additions to real estate assets                          (108,494)      (165,589)
  Development expenditures                                      (33,833)       (22,980)
  Proceeds from sale of real estate                              13,525          3,286
  Purchase of property and equipment, net                            --         (3,452)
                                                              ---------      ---------
  Net cash used in investing activities                        (128,802)      (188,735)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from revolving line of credit                        219,269         98,778
  Repayment of revolving lines of credit                       (119,869)       (46,719)
  Proceeds from mortgage notes payable                           18,300         39,642
  Repayment of mortgage notes payable                           (22,170)       (14,685)
  Proceeds from construction loans                               15,658          2,966
  Debentures converted to common shares                            (331)        (1,574)
  Issuance of common shares                                         871         88,477
  Issuance of preferred shares                                       --         13,237
  Minority interest contributions                                 7,762          4,833
  Dividends on common shares                                    (25,181)       (14,820)
  Dividends on preferred shares                                  (2,879)          (112)
                                                              ---------      ---------
  Net cash provided by financing activities                      91,430        170,023
                                                              ---------      ---------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                        3,648           (265)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,466          1,523
                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   5,114      $   1,258
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

2.   REAL ESTATE ACQUISITIONS AND DISPOSITIONS

     In September 1998, the Company sold an apartment property located in Washington consisting of 234 apartment units for $13,525,000 and recognized a gain on sale of $6,427,000.

     During the second quarter of 1998 the Company acquired $56,100,000 in real estate assets. Second quarter acquisitions included (i) a 214,000 square foot single tenant building in Whittier, California for $14,300,000 and
     (ii) three industrial properties located in Southern California containing approximately 696,000 square feet for $41,800,000. All of these second quarter acquisitions were primarily financed with borrowings from the Company's unsecured line of credit with Wells Fargo Bank.

     During the first quarter of 1998 the Company acquired $53,615,000 in real estate assets. Acquisitions included (i) a 140,000 square foot industrial park in Upland, California for $5,100,000; (ii) a 125,000 square foot multi-tenant industrial park located in Chatsworth, California for $7,565,000; (iii) a 300,000 square foot industrial center in Las Vegas, Nevada for $14,100,000; (iv) a 125,000 square foot business park in Los Alamitos, California for $7,200,000; (v) a 74,000 square foot building in Signal Hill, California for $4,800,000; and (vi) a 147,000 square foot industrial project in Sacramento, California for $5,850,000. All of these 1998 acquisitions were primarily financed with borrowings from the Company's credit facilities.

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

3.   LOANS PAYABLE

     The Company's loans payable at September 30, 1998 and December 31, 1997 consist of the following (in thousands):

                                           1998         1997
                                         --------     --------

     Mortgage Notes:

          Conventional mortgage debt     $184,600     $188,449

          Tax-exempt mortgage debt         65,718       59,778

          Construction loans               28,122       18,425

     Revolving line of credit             116,600       17,200
                                         --------     --------

                                         $395,040     $283,852
                                         ========     ========

4.   CONVERTIBLE SUBORDINATED DEBENTURES

     As of September 30, 1998, the Company's outstanding convertible subordinated debentures totaled $12,261,000, which is net of unamortized discount of $66,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 common shares of Common Stock per $1,000 of principal amount of debentures, would require the issuance of an additional 661,943 common shares. If the debentures were fully converted, the net income attributable to each common share would not be diluted. During the nine months ended September 30, 1998, $367,000 in aggregate principal amount of debentures ($331,000 net of discount) were converted into 19,698 common shares.

5.   SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 1998, 1,511 shares of common stock were issued through the Company's Dividend Reinvestment Program.

     On May 13, 1998 the shareholders voted to approve an amendment to the Company's Articles of Amendment and Restatement as filed with Maryland's State Department of Assessments and Taxation (the "Charter") that increased the number of authorized shares of Common Stock, par value $.01 per share from 25,000,000 shares to 100,000,000 shares, and to approve an amendment to the Company's Charter that (a) increased the authorized number of shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), from 5,000,000 shares to 10,000,000 shares and (b) reclassified the issued and outstanding shares of Class B Senior Cumulative Convertible Preferred Stock (the "Class B Preferred Stock") as additional shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Stock") and changed the liquidation preference of the Class A Preferred Stock to reflect the economic terms of such reclassification of the Class B Preferred Stock, and to approve an amendment to the Company's Charter relating to the ownership limit to eliminate the shares of Excess Stock (including the 5,000,000 shares currently authorized), implement a mechanism for the automatic transfer of shares to a trust, create a separate ownership limit for Common Stock and make conforming changes to facilitate the Company's maintenance of its status as a REIT.

     On February 4, 1998, the Company filed a new shelf registration statement on Form S-3 covering a maximum aggregate offering price of $300,000,000 of the Company's common stock, preferred stock, debt securities and warrants to purchase such securities. This filing was declared effective on April 23, 1998.

     The Company has a stock rights plan under which the holders of each share of common stock of the Company ("Common Shares") also hold one preferred stock purchase right (a "Right"). Currently, certificates evidencing a number of Common Shares also evidence the same number of Rights, and the Common Shares and Rights trade in tandem. The Rights are not currently exercisable. The Rights separate from the Common Shares, certificates for the separated Rights will be distributed, and the Rights shall be exercisable upon the earliest of: (a) the tenth business day following the date of announcement that any person has become the beneficial owner of 10% or more of the then outstanding voting stock of the Company (such person is a "10% Stockholder" and the date of announcement is the "10% Ownership Date"), (b) the tenth business day following the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would cause any person to become a 10% Stockholder, (c) the first date, on or after the 10% Ownership Date, upon which the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation or in which the outstanding Common Shares are changed into or exchanged for stock or assets of another person, or upon which 50% or more of the Company's consolidated assets or earning power are sold. Upon distribution, the Rights will be exercisable to purchase at the exercise price, initially $100.00 (the "Exercise Price") (i) one one-hundredth of a share of the Company's Class C Junior Participating Cumulative Preferred Stock, or (ii) after the tenth business day following the 10% Ownership Date, Common Shares with a market value equal to two times the Exercise Price, or (iii) in the event of a merger, business combination or sale of 50% or more of the Company's consolidated assets or earning power, shares of common stock of the surviving company or purchaser, respectively, with an aggregate market value equal to two times the Exercise Price. The Rights will expire on December 11, 2007, unless earlier redeemed or exchanged.

6.   PER COMMON SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per share which have been restated to comply with Statement No. 128:

                                               1998                                  1997
                              ------------------------------------  ------------------------------------
                                             Weighted                              Weighted
                                             Average      Earnings                 Average      Earnings
                             Earnings         Shares        Per       Earnings      Shares        Per
                            (Numerator)   (Denominator)    Share    (Numerator)  (Denominator)   Share
                            -----------   -------------    -----    -----------  -------------   -----
BASIC EPS

  Income available to
  common shareholders       $25,085,000        19,936,000  1.26     $10,357,000    12,733,000     .81
                                                           ====                                   ===

EFFECT OF DILUTIVE
SECURITIES

  Stock Options                                    12,000                              19,000

  Restricted Stock                                 87,000                              92,000

  Limited Partnership Units     733,000           791,000               114,000       319,000
                            -----------        ----------           -----------    ----------
DILUTED EPS                 $25,818,000        20,826,000  1.24     $10,471,000    13,163,000     .80
                            ===========        ==========  ====     ===========    ==========     ===

     Shares of Senior Cumulative Convertible Preferred Stock, convertible into 2,763,116 shares of Common Stock, were outstanding during 1998 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive. Convertible subordinated debentures convertible into 662,000 and 685,000 shares of Common Stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

7.  COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

     On September 11, 1998, the Company declared its quarterly distribution of $.42 per common share covering shares outstanding at September 30, 1998. Assuming the Board continues to declare quarterly distributions, the estimated annual distribution based on this amount would be $1.68. The distribution was paid on October 9, 1998 to holders of record on October 1, 1998.

     Preferred stock dividends totaling $2,414,000 related to the shares of Class A Preferred Stock and shares of Class B Preferred Stock outstanding in the first and second quarters of 1998 were paid by the Company on May 14, 1998 and August 14, 1998, respectively. Preferred stock dividends of $1,207,000 related to 2,763,116 shares of Class A Preferred Stock have been accrued through September 30, 1998 at the rate of $0.4368 per share per quarter.

8.   INTEREST

     Interest incurred for the nine months ended September 30 consists of the following (in thousands):

                                                                        1998          1997
                                                                      --------      --------
     Interest incurred                                                $ 20,640      $ 13,447

     Amortization:

            Debenture discount and costs                                   100           106

            Costs related to financing assumed from the Company's
            Predecessor and line of credit costs                           382           258

            Long-term financing costs                                      414           255

        Interest capitalized                                            (2,293)       (1,172)

        Interest income                                                   (278)         (273)
                                                                      --------      --------

        Interest expense                                              $ 18,965      $ 12,621
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

     In February 1998, the FASB issued FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which will be effective for the year-end 1998 financial statements. FAS 132 only addresses disclosure issues; it does not address measurement and recognition of pensions and other postretirement benefits. FAS 132 requires the reconciliation of changes in benefit obligation and plan assets for both pensions and other postretirement benefits, showing the effects of the major components separately for each reconciliation. FAS 132 will be adopted at year-end 1998 and is not expected to materially change the Company's current pension and other postretirement disclosures.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the nine months ended September 30, 1998 and 1997, together with liquidity and capital resources as of September 30, 1998.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1997

Industrial rental income increased by $30,143,000, or 121%, from $24,850,000 in 1997 to $54,993,000 in 1998. This increase was primarily attributable to the acquisition of twenty-eight industrial parks containing approximately 4,942,000 square feet of leasable area since September 1997. Multifamily rental income increased by $3,577,000, or 15%, from $24,339,000 in 1997 to $27,916,000 in
1998. This increase was primarily attributable to an increase in rental rates and to the acquisition of a multifamily property containing 273 apartment units since September 1997. As a result of these changes, total revenues increased by $33,720,000, or 69%, from $49,189,000 in 1997 to $82,909,000 in 1998.

Industrial rental income for the nine months ended September 30, 1998 totaled $54,993,000 and included $21,971,000 related to the industrial parks acquired since September 30, 1997.

Multifamily rental income for the nine months ended September 30, 1998 totaled $27,916,000 and included $1,280,000 related to the multifamily property acquired since September 30, 1997.

Industrial rental property expenses increased $6,115,000, or 104%, from $5,864,000 in 1997 to $11,979,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses increased by $869,000, or 9%, from $9,421,000 in 1997 to $10,290,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced multifamily property.

Industrial rental property expenses for the nine months ended September 30, 1998 totaled $11,979,000 and included $5,003,000 related to industrial parks acquired since September 30, 1997.

Multifamily rental property expenses for the nine months ended September 30, 1998 totaled $10,290,000 and included $440,000 related to multifamily property acquired since September 30, 1997.

Total depreciation increased by $6,678,000, or 83%, from $8,073,000 in 1997 to $14,751,000 in 1998. This increase was primarily attributable to additional depreciation relating to the acquisition of twenty-eight industrial parks, a multifamily property, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $6,344,000, or 50%, from $12,621,000 in 1997 to $18,965,000 in 1998. This increase was primarily attributable to an increase in outstanding borrowings due to new acquisitions made during 1997 and 1998 and a higher balance on the Company's line of credit in 1998 offset by a decrease in convertible subordinated debentures outstanding.

General and administrative expenses increased by $1,674,000, or 75%, from $2,238,000 in 1997 to $3,912,000 in 1998. This increase was primarily attributable to personnel increases related to acquisitions and the expensing of certain costs of abandoned projects.

Minority partners' interest in earnings of consolidated partnerships increased $619,000 from $114,000 in 1997 to $733,000 in 1998. This increase was attributable to the September 1997 acquisition of a controlling general partner interest in the two partnerships that own senior apartments, the October 1997 acquisition of a controlling general partner interest in the partnership that owns two industrial properties and the March 1998 acquisition of a controlling general partner interest in the partnership that owns an industrial property.

A gain on the sale of real estate increased from a net loss on the sale of real estate in the amount of $111,000, in 1997 to a gain of $6,427,000 in 1998.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Industrial rental income increased by $10,714,000, or 111%, from $9,620,000 in 1997 to $20,334,000 in 1998. This increase was primarily attributable to the acquisition of twenty-eight industrial parks containing approximately 4,942,000 square feet of leasable area since September 1997. Multifamily rental income increased by $621,000, or 7%, from $8,837,000 in 1997 to $9,458,000 in 1998.
This increase was primarily attributable to an increase in rental rates and to the acquisition of a multifamily property containing 273 apartment units since September 1997. As a result of these changes, total revenues increased by $11,335,000, or 61%, from $18,457,000 in 1997 to $29,792,000 in 1998.

Industrial rental income for the three months ended September 30, 1998 totaled $20,334,000 and included $8,759,000 related to the industrial parks acquired since September 30, 1997.

Multifamily rental income for the three months ended September 30, 1998 totaled $9,458,000 and included $415,000 related to the multifamily property acquired since September 30, 1997.

Industrial rental property expenses increased $2,262,000, or 104%, from $2,185,000 in 1997 to $4,447,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses increased $250,000, or 7%, from $3,425,000 in 1997 to $3,675,000 in 1998. This increase was primarily attributable to the acquisition of the above referenced multifamily property.

Industrial rental property expenses for the three months ended September 30, 1998 totaled $4,447,000 and included $2,119,000 related to industrial parks acquired since September 30, 1997.

Multifamily rental property expenses for the three months ended September 30, 1998 totaled $3,675,000 and included $178,000 related to multifamily properties acquired since September 30, 1997.

Total depreciation increased by $2,340,000, or 75%, from $3,139,000 in 1997 to $5,479,000 in 1998. This increase was primarily attributable to additional depreciation relating to the acquisition of twenty-eight industrial parks, a multifamily property, and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $2,448,000, or 52%, from $4,669,000 in 1997 to $7,117,000 in
1998. This increase was primarily attributable to an increase in outstanding borrowings due to new acquisitions made during 1997 and 1998 and a higher balance on the Company's line of credit in 1998 offset by a decrease in convertible subordinated debentures outstanding.

General and administrative expenses increased by $797,000, or 104%, from $766,000 in 1997 to $1,563,000 in 1998. This increase was primarily attributable to personnel increases related to acquisitions, and the expensing of certain costs of abandoned projects.

Minority partners' interest in earnings of consolidated partnerships increased $196,000 from $94,000 in 1997 to $290,000 in 1998. This increase was attributable to the September 1997 acquisition of a controlling general partner interest in the two partnerships that own senior apartments and the October 1997 acquisition of a controlling general partner interest in the partnership that owns two industrial properties and the March 1998 acquisition of a controlling general partner interest in the partnership that owns an industrial property.

A gain on the sale of real estate in the amount of $6,427,000 was recorded in the 1998 period with no corresponding income in the comparable period for 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $5,114,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital, and, if necessary, funding from the Company's Line of Credit.

As of September 30, 1998, the Company had borrowed $116,600,000 under its unsecured line of credit. In April 1998, the Company replaced its secured line of credit and unsecured bridge loan facility with a $150,000,000 unsecured revolving credit agreement (the "Line of Credit"). The interest rate payable under the new facility is LIBOR plus 1.25%. The facility matures in April of 2001. The Company will use the facility to finance acquisitions and for general corporate purposes.

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

Cash provided by operating activities increased from $18,447,000 for the period ended September 30, 1997 to $41,020,000 for the period ended September 30, 1998. The primary reason for these increases is related to the additional rental income contributed by properties acquired during 1997 and 1998.

Cash used in investing activities decreased from $188,735,000 for the period ended September 30, 1997 to $128,802,000 for the period ended September 30, 1998 as a result of fewer acquisitions in the 1998 period.

Cash provided by financing activities decreased from $170,023,000 for the period ended September 30, 1997 to $91,430,000 for the year ended September 30, 1998 primarily as a result of the issuance of common stock and preferred stock in the 1997 period.

YEAR 2000 READINESS

Any of the Company's computer programs that have time-sensitive software may not be able to distinguish the year 2000 from the year 1900, if those programs use two digits rather than four digits to define the year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send tenant invoices, or engage in similar normal business activities.

A portion of the accounting software the Company is using is not Year 2000 compliant. However, the manufacturer has delivered to the Company all remaining modules which the manufacturer has stated are Year 2000 compliant. The Company is currently testing these modules and plans on installation in the fourth quarter of 1998. The hardware used to run the Company's software is Year 2000 compliant.

The Company is currently completing an inventory of the Year 2000 compliance status of the computer hardware and software used to run the property operating systems (i.e., security, energy, elevator and safety) at its Properties. Once this inventory is complete, the Company will test the time-sensitive systems that have been represented to be Year 2000 compliant and reprogram or replace the systems found not to be Year 2000 compliant. The Company cannot presently estimate the total cost of this phase of its Year 2000 program.

The Company is currently surveying material vendors and tenants regarding the Year 2000 compliance status of their computer hardware and software. The Company will review the results of this survey, assess the impact of the results on its operations and take whatever action is deemed necessary. The Company cannot presently estimate the total cost of this phase of its Year 2000 program.

Although the Company has not yet determined the total cost of modifications to its computerized systems; based upon the review and evaluations conducted to date, the Company believes the costs associated with this process will not have a material adverse effect on the Company's financial position or results of operations.

Upon completion of the Company's Year 2000 Readiness program, management will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue. The Company's ability to complete the Year 2000 modifications outlined above prior to any anticipated impact on its operating systems is based on numerous assumptions of future events and is dependent upon numerous factors, including the ability of third party software and hardware manufacturers to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. Accordingly, there can be no guarantee that these modifications will be successful.

SUBSEQUENT EVENTS

During the third quarter of 1998, the Company entered into contracts to dispose of a portion of its multifamily portfolio. Under terms of the contracts the buyers are currently completing their due diligence and the buyer's deposits remain refundable. The Company intends to replace the multifamily properties with industrial properties and is contemplating completing the transaction as a tax-deferred exchange among other alternatives. These potential dispositions and replacements are subject to numerous conditions and there can be no assurance that the transactions and replacements will be successfully completed.

The immediately preceding paragraphs contain forward looking information involving risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the actual timing of and costs associated with the Company's acquisitions, the actual capital expenditures associated therewith, the strength of the local economies of the submarkets in which the Company operates, higher than expected acquisition, rental and/or rehabilitation costs, delays in the rehabilitation of properties, competition in and/or the lack of growth of the local economies in the Company's submarkets. These factors could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

PART II:    OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 3.1  - Articles of Amendment and Restatement of the Charter.

        Exhibit 10.1 - Employment Contract by and between the Company and
                       Glenn L. Carpenter dated September 1, 1998.

        Exhibit 27   - Financial Data Schedule

(b)     Reports on Form 8-K

        During the quarter ended September 30, 1998, the Company filed a report on Form 8-K, dated June 18, 1998 and Form 8-K/A, dated August 12, 1998, describing under Item 2 the acquisition of three industrial properties located in Southern California containing approximately 696,000 square feet.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.


/s/ Glenn L. Carpenter                            /s/ Donald G. Herrman
----------------------------                      ------------------------------
Glenn L. Carpenter                                Donald G. Herrman
Chairman and Chief Executive Officer              Chief Financial Officer and
                                                  Secretary

DATED: November 13, 1998
       -------------------

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER         DESCRIPTION
        -------        -----------

        Exhibit 3.1  - Articles of Amendment and Restatement of the Charter.

        Exhibit 10.1 - Employment Contract by and between the Company and
                       Glenn L. Carpenter dated September 1, 1998.

        Exhibit 27   - Financial Data Schedule