Form 10-K
period 1998-12-31
PACIFIC GULF PROPERTIES INC
filed 1999-03-30
CIK 912597

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 223-5000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF SECURITY                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -----------------                  -----------------------------------------
        COMMON STOCK, $0.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
8.375% CONVERTIBLE SUBORDINATED DEBENTURES DUE            AMERICAN STOCK EXCHANGE
                      2001
              SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 17, 1999 was approximately $380,150,000.

     On March 17, 1999, the registrant had 20,037,346 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of shareholders of Pacific Gulf Properties Inc. to be held on May 13, 1999 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
     Item 1.         Business....................................................    1
     Item 2.         Properties..................................................    8
     Item 3.         Legal Proceedings...........................................   13
     Item 4.         Submission of Matters to a Vote of Security Holders.........   13

PART II
     Item 5.         Market for the Company's Common Equity and Related             13
                       Stockholder Matters.......................................
     Item 6.         Selected Financial and Operating Data.......................   15
     Item 7.         Management's Discussion and Analysis of Financial Condition    18
                       and Results of Operations.................................
     Item 7A.        Quantitative and Qualitative Disclosures About Market          24
                       Risk......................................................
     Item 8.         Financial Statements and Supplementary Data.................   25
     Item 9.         Changes in and Disagreements with Accountants on Accounting    25
                       and Financial Disclosure..................................

PART III
     Item 10.        Directors and Management....................................   25
     Item 11.        Executive Compensation......................................   25
     Item 12.        Security Ownership of Certain Beneficial Owners and            25
                       Management................................................
     Item 13.        Certain Relationships and Related Transactions..............   26

PART IV
     Item 14.        Exhibits, Financial Statement Schedule and Reports on Form     26
                       8-K.......................................................

                DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Pacific Gulf Properties Inc. (together with its consolidated operating partnerships, PGP Inland Communities, L.P., Terrace Gardens-PGP L.P., Morning View Terrace-PGP L.P., PGP Northern Industrial L.P., PGP Southern Industrial II, L.P. and PGP Von Karman Properties, collectively the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial and multifamily properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

     Pacific Gulf Properties Inc. operates as a self-administered and self-managed equity real estate investment trust (a "REIT") which owns, operates, leases, acquires, rehabilitates and develops primarily light industrial and business park properties in the Western United States. In addition to its Industrial Properties, the Company owns, operates, acquires and develops rental housing for active seniors age 55 and older, focusing mainly in California. The Company also owns and operates family-style apartment communities.

     As of December 31, 1998, the Company owned a portfolio of 73 industrial properties, containing an aggregate of 15.5 million leasable square feet, one of which is being rehabilitated containing approximately 376,000 leasable square feet and four which are being developed that will contain approximately 828,000 leasable square feet (the "Industrial Properties"). As of December 31, 1998, the Industrial Properties experienced a combined occupancy rate of 95%.

     As of December 31, 1998, the Company also owned a portfolio of 19 multifamily properties (the "Multifamily Properties") containing 3,265 units. Of these units, 1,438 units in eight properties are active senior rental apartment communities (the "Active Senior" properties). The remaining 11 properties are family-style apartment communities which the Company continues to operate. Following the expiration of certain contractual obligations, the Company anticipates it will market for sale all or a portion of the remaining family-style apartment communities. At year end 1998, occupancy rates at the Active Senior properties and the remaining family-style apartment communities were 95% and 94%, respectively.

     The Company was incorporated in August 1993 in the State of Maryland and completed its initial public offering on February 18, 1994 (the "Offering"). Prior to February 18, 1994, the Company was a wholly-owned subsidiary of Santa Anita Realty Enterprises, Inc. ("Realty"). Its executive offices are located at 4220 Von Karman Drive, Newport Beach, California 92660.

                               BUSINESS STRATEGY

     The Company's primary objective is to seek investment opportunities in the industrial and active senior apartment segments of the real estate industry which may be either upgraded by capital improvements and intensive management; developed, and or acquired at or below replacement cost. The Company strives to maximize the growth potential of its portfolio to obtain the highest level of funds from operations while increasing the value of its real estate holdings for the overall benefit and profit of its shareholders.

  INDUSTRIAL PROPERTIES

     The Company focuses on multi tenant business parks and mid-size warehouse/distribution facilities. It specializes in serving small to mid-size industrial tenants ranging from 1,000 to 100,000 square feet of space. The average tenant of the Company's Industrial Properties leases approximately 6,500 square feet of space. Over 2,400 tenants currently occupy the Industrial Properties and no one tenant accounts for more than 1% of the Company's total revenue.

     Management believes that its properties are located in some of the fastest growing markets in the country and intends to continue to focus its activities in the Western United States. The Company believes these regions possess diverse and vibrant economies with good prospects for continued economic growth due to their Pacific Rim location, quality of life, well developed transportation infrastructures, high technology industries, well-educated employee base and excellent universities. Within these regions, the Company focuses on sub-markets within the major metropolitan areas of Orange County, San Bernardino/Riverside Counties, Sacramento, the East Bay area of Northern California, Los Angeles, San Diego, Seattle, Phoenix and Las Vegas. Industry analysts project growth in these markets to exceed the national average for at least the next five years.

     In each specific local submarket in which it operates, the Company generally seeks to own a number of properties and to be one of the most significant commercial landlords in that market for the Company's product type. Through this approach, the Company can offer prospective tenants a variety of property options and can provide existing tenants, who are growing, additional space in properties owned by the Company in the same area. The Company believes that this strategy gives it a measure of control over the rental rates it charges for its properties. The Company also believes that it has achieved significant market penetration within a number of submarkets in which it operates. Such market focus enables the Company to maximize synergistic opportunities and economies of scale and allows management to concentrate its expertise on specific markets and local conditions.

     The Company manages all of its existing Industrial Properties in California and the Pacific Northwest using its network of eight regional offices, each of which is headed by a Regional Manager who reports directly to the Senior Vice President of Industrial Operations. The Company offers industrial leases in the one- to five-year range. Lease terms include, in most cases, annual adjustments based on changes in the consumer price index. The standard lease also includes some refurbishing and tenant improvement allowance with the amount varying depending upon the length of the lease, the size of the space leased and the use. The Company will seek tenants primarily involved in warehouse, distribution, assembly and light manufacturing activities. Standard lease terms include a stipulated due date for rent payment, late charges (typically with no grace period), no offset or withholding provisions, security deposit clause, as well as many other provisions considered favorable to the landlord.

  MULTIFAMILY PROPERTIES

     In 1998, the Company began to execute its strategy to exit the family-style apartment segment of the multifamily market and to focus only on industrial and active senior apartment properties. The Company moved out of the Pacific Northwest market when it sold its remaining portfolio of five family-style apartment communities containing 1,322 units in Washington state in December of 1998 and subsequently used the proceeds to purchase seven industrial properties encompassing approximately 1.3 million square feet in various western markets. As a continuation of its strategy, in February of 1999, the Company sold a 196 unit family-style apartment community in Orange County, California and used the proceeds to repay a portion of its line of credit.

     The Company intends to focus on active senior housing for individuals ages 55 and older, where seniors can be involved in activities, social gatherings and other types of entertainment with residents of their own age group. The Company offers no assisted living or related services. The Company's properties are oriented to those seniors interested in renting versus owning and who are able to care for themselves. The Company believes that the senior population will continue to grow and that the market for rental housing for active seniors will be strong. In addition, management believes that active senior housing typically has lower operating and management costs due to lower tenant turnover and maintenance cost. The Company is focusing its active senior activities primarily in the California marketplace.

     After the above-referenced sales, the Company continues to own a portfolio of 10 family-style apartments consisting of 1,631 units all located in Southern California. The Company intends to continue to own and operate these properties until the year 2000, at which time the Company anticipates marketing all or a portion of these properties for sale. There can be no assurance that the Company will actually dispose of such properties, nor can there be any assurance as to the timing of any such dispositions. Any such decision by the Company will be subject to numerous factors, including prices offered for the Company's family-style apartment communities and the availability of suitable alternate investment for the proceeds of such dispositions.

     The Company currently manages all of its Multifamily Properties in each of its regions. Each of the regions is managed by a Regional Manager who reports directly to the Senior Vice President of Operations -- Apartments. Within each region, each of the Multifamily Properties is operated by a staff of approximately six to seven individuals (three to four at the Active Senior communities), including a manager, assistant manager and/or leasing agents, and a maintenance and apartment preparation staff. The Company locates prospective tenants for its Multifamily Properties primarily by advertising in magazines listing available rentals and by using firms that assist tenants in locating apartments. The Company also does magazine and direct mail advertising. Policies and procedures utilized at the property sites, including procedures concerning lease contracts, on-site marketing, credit collection standards and eviction standards, follow established federal and state laws.

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

  REHABILITATION PROGRAM

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

                               1998 DEVELOPMENTS

  PROPERTY ACQUISITION ACTIVITY

     During 1998, the Company acquired approximately $186.9 million of industrial properties. The following table sets forth information regarding these properties.

     Operating Industrial Properties

                                                           NET                         TOTAL
                                            DATE         RENTABLE      ACQUISITION   ESTIMATED     INITIAL
    PROPERTY NAME          LOCATION       ACQUIRED    SQUARE FOOTAGE      COST        COST(2)    OCCUPANCY(3)
    -------------          --------       ---------   --------------   -----------   ---------   ------------
                                                                         (000'S)      (000'S)
Mountain Avenue        Upland, CA         Jan. 1998       140,020       $  5,148     $  5,156         91%
Lurline                Chatsworth, CA     Jan. 1998       124,585          7,644        7,898         90
Las Vegas              Las Vegas, NV      Feb. 1998       300,000         14,218       14,429        100
NW-Garden Grove(1)     Garden Grove, CA   Feb. 1998       168,390          9,016        9,004        100
Los Alamitos           Los Alamitos, CA   Mar. 1998       124,924          7,251        7,465         94
Walnut                 Signal Hill, CA    Mar. 1998        74,453          4,834        4,977         98
Madison West           Sacramento, CA     Mar. 1998       147,089          5,896        6,206         74
Kodak Distribution
  Center               Whittier, CA        May 1998       214,000         14,300       22,354        100
Koll-Irvine            Irvine, CA         June 1998       129,015         11,267       11,432        100
Koll-Garden Grove      Garden Grove, CA   June 1998       208,200         11,723       11,896         98
Koll-Tustin            Tustin, CA         June 1998       358,807         19,069       19,268         96
Airport Business
  Center               Portland, OR       Dec. 1998       228,500         11,175       11,496         93
Contra Costa Diablo    Concord, CA        Dec. 1998       146,300          8,079        8,545         69

                                                           NET                         TOTAL
                                            DATE         RENTABLE      ACQUISITION   ESTIMATED     INITIAL
    PROPERTY NAME          LOCATION       ACQUIRED    SQUARE FOOTAGE      COST        COST(2)    OCCUPANCY(3)
    -------------          --------       ---------   --------------   -----------   ---------   ------------
                                                                         (000'S)      (000'S)
Dublin Industrial
  Park                 Dublin, CA         Dec. 1998       223,400         23,106       23,639         89
Hesperian Industrial
  Park                 Hayward, CA        Dec. 1998       153,000          8,069        8,428        100
Hohokam East           Tempe, AZ          Dec. 1998       256,900         15,397       15,564         97
Hohokam West           Phoenix, AZ        Dec. 1998        65,900          4,310        4,359         95
West Sacramento        Sacramento, CA     Dec. 1998       214,900          6,446        6,550         80
                                                        ---------       --------     --------
          Total                                         3,278,383       $186,948     $198,666
                                                        =========       ========     ========

---------------
(1) Owned by PGP Southern Industrial II, L.P., a limited partnership in which the Company has a minimum 49% equity interest and full management and control.

(2) Total capitalized acquisition cost, including closing and anticipated rehabilitation costs.

(3) Occupancy is reported as of closing date of acquisition.

  PROPERTY DISPOSITION ACTIVITY

     During 1998, the Company disposed of approximately $92 million of multifamily properties. The following table sets forth information regarding these properties.

                                                              MONTH OF      SALES    COST OF   GAIN ON
        PROJECT                   LOCATION           UNITS   DISPOSITION    PRICE     SALE      SALE
        -------                   --------           -----   -----------   -------   -------   -------
                                                                           (000'S)   (000'S)   (000'S)
Lora Lake Apartments      Burien, WA                   234   September     $13,525   $ 7,147   $ 6,378
Pacific Northwest
  Apartment Portfolio     Greater Seattle Area, WA   1,322   December       78,500    49,586    28,914
                                                     -----                 -------   -------   -------
          Total
            Dispositions                             1,556                 $92,025   $56,733   $35,292
                                                     =====                 =======   =======   =======

  COMPLETION OF INDUSTRIAL PROPERTY REHABILITATION

     During 1998, the Company completed two rehabilitation projects: a 266,000 square foot warehouse in Algona, Washington and a 214,000 square foot warehouse in Whittier, California. The total rehabilitation cost for both properties was $2.9 million. Both projects are currently 100% occupied.

     During 1998, the Company also developed two buildings in Southern California on excess land adjacent to existing properties owned by the Company. A 34,000 square foot building was completed in Anaheim for a cost of $1.5 million and a 56,000 square foot building was completed in the City of Industry for a cost of $2.0 million. Both properties are 100% occupied at December 31, 1998.

  COMPLETION OF ACTIVE SENIOR APARTMENT

     During the first quarter of 1998, the Company completed a 166 unit Active Senior Apartment Community in Rancho Santa Margarita, California for a cost of $7.4 million, excluding land cost of $1.6 million. As of December 31, 1998, the project is 100% occupied.

  FINANCING ACTIVITY

     Convertible Preferred Stock

     In May 1998, the shareholders voted to approve an amendment to the Company's Charter that (a) increased the authorized number of shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), from 5,000,000 shares to 10,000,000 shares and (b) reclassified the issued and outstanding shares of Class B Senior Cumulative Convertible Preferred Stock (the "Class B Preferred Stock") as additional shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Stock") and changed the liquidation preference of the Class A Preferred Stock to reflect the economic terms of such reclassification of the Class B Preferred Stock.

     Debt Financing Activities

     In April of 1998, the Company replaced its secured line of credit and unsecured bridge loan facility with a $150 million unsecured revolving credit agreement (the "Line of Credit"). The interest rate payable under the new facility is based on the leverage level of the Company and at December 31, 1998 is LIBOR plus 1.30%. The facility matures in April 2001.

     In 1997, the Company established a pool agreement with the Federal National Mortgage Associations ("FNMA") to provide 30-year credit enhancement on the Company's tax-exempt projects. In 1998, upon achievement of certain lease-up and operating requirements, the Company exercised a forward commitment with FNMA to finance the Fountains senior apartment community in Rancho Santa Margarita, California. The $6.4 million in bonds have an effective interest rate, after giving effect to credit enhancement and other costs, of 6.4% for 10 years.

     In December 1998 in conjunction with the sale of the Company's Washington apartment communities, the Company restructured the existing indebtedness on the Hampton Bay apartment community. The lender, a life insurance company, released the Hampton Bay property as collateral and accepted a letter of credit in the amount of $9.4 million as substitution collateral. The Company intends to replace the letter of credit by providing its City of Industry industrial project as replacement collateral.

                                  INDEBTEDNESS

     The following table presents information on indebtedness encumbering the Industrial and Multifamily Properties, excluding borrowings outstanding under the Company's revolving line of credit, as of December 31, 1998:

                                             OUTSTANDING BALANCE
                 PROPERTY                        (IN $000'S)       MATURITY DATE     INTEREST RATE
                 --------                    -------------------   --------------   ---------------
INDUSTRIAL
  Baldwin Industrial Park..................       $ 11,469           October 2005             8.150%
  Etiwanda.................................          6,600               May 2000             8.745%
  PGBP-Tukwila.............................         11,224          December 2002       Libor + 1.5%(d)
  Vista(a).................................          7,800           October 2010             8.000%
  Golden West(a)...........................          3,800           October 2010             8.000%
  Garden Grove Industrial Park(a)..........          5,300           October 2010             8.000%
  Horn Road Industrial.....................          2,805          February 2006             7.950%
  Various(b)...............................         34,000           October 2007             7.110%
  Eden Plaza/Eden Industrial...............         11,833          December 2002             7.050%
  Bell Ranch Industrial Park(c)............          2,475          December 2012             7.750%
  Pacific Park(c)..........................          4,425          December 2012             7.750%
  North County(c)..........................          4,125          December 2012             7.750%
  Bay San Marcos(c)........................          2,700          December 2012             7.750%
  Escondido(c).............................          6,300          December 2012             7.750%
  Riverview Industrial Park(c).............          4,475          December 2012             7.750%
  Miramar Village(e).......................          9,000            August 1999       Libor + 1.5%
  Algona II(f).............................          4,625         September 1999       Libor + 1.5%
  City of Industry.........................          7,586             April 2006             7.300%
  Las Vegas................................          4,455           January 2004             8.380%
  Koll-Garden Grove........................          2,374              June 2011             8.000%
  Lake Forest(j)...........................          9,761             March 2000       Libor + 1.5%
  Spectrum(k)..............................          8,593            August 2000       Libor + 1.3%
                                                  --------
          Total Industrial.................        165,725
                                                  --------
MULTIFAMILY
  Inn at Laguna............................          4,621            August 2024             7.250%
  Daisy V..................................          1,271         September 2025             7.640%(g)
  Daisy VII................................         10,136            August 2000             6.780%
  Daisy XII................................          3,622         September 2025             7.640%(g)
  Daisy XVI................................         11,426            August 2000             6.780%
  Daisy XVII...............................          6,613            August 2000             6.780%
  Lariat...................................          1,171         September 2025             7.640%(g)
  Daisy XIX(h).............................          6,532          December 2026             6.300%
  Daisy XX(h)..............................          7,497          December 2026             6.300%
  Sunnyside I(h)...........................          5,528          December 2026             6.300%
  Sunnyside II(h)..........................          1,784          December 2026             6.300%
  Sunnyside III(h).........................          2,886          December 2026             6.300%
  Raintree(h)..............................          6,785           January 2026             6.400%
  Tyler Springs............................          9,400          December 2016             3.850%(i)
  Terrace Gardens(h).......................          7,943           January 2026             6.385%
  Morning View(h)..........................         10,789           January 2026             6.375%
  The Fountains(h).........................          6,366          December 2026             6.400%
                                                  --------
          Total Multifamily................        104,370
                                                  --------
          Total............................       $270,095
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

(e) Construction loan relating to rehabilitation of Miramar Village. The maximum loan amount under the agreement is $10,238,000. The current interest rate at December 31, 1998 is 7.06%.

(f) Construction loan relating to rehabilitation of Algona II. The maximum loan amount under the agreement is $5,025,000. The current interest rate at December 31, 1998 is 7.06%.

(g) Interest rate is subject to periodic adjustments beginning March 10, 1996 based on the monthly weighted average 11th District Cost of Funds plus 2.8%.

(h) These tax-exempt mortgage loans are financed using tax-exempt bond financing supported by credit enhancement from FNMA. The collateral properties, which also include Applewood, not listed above, are subject to restrictions requiring that a specified percentage of the apartment units in such properties be made available to persons with lower and moderate income. As of December 31, 1998, 349 apartment units, or 11% of the total apartments owned, were required to have been made available to persons with lower or moderate income pursuant to these requirements, and the Company has complied with such requirements. In addition, state and local authorities in some cases impose certain restrictions on the amount of rent that can be charged.

(i) Interest rate is subject to periodic adjustments based on the Kenny Rate Index.

(j) Represents construction loan relating to development and construction of the PGBP-Lake Forest project with a maximum loan amount of $10,500,000. The current interest rate at December 31, 1998 is 7.19%.

(k) Represents construction loan relating to development and construction of the Pacific Gulf Spectrum Centre with a maximum loan amount of $16,800,000. The current interest rate at December 31, 1998 is 6.43%.

                        CORPORATE OFFICES AND EMPLOYEES

     The Corporate offices are located in Newport Beach, California in approximately 16,000 square feet of a 26,000 square foot office building, which is 99% owned by the Company. At December 31, 1998, the Company employed approximately 170 persons, of which 134 were onsite or property related and 36 were corporate office employees.

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

     Insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its Industrial, Active Senior and Multifamily Properties, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate and appropriate under the circumstances. These are certain types of losses, such as those arising from acts of war, which are not generally insured because they are either uninsurable or not economically insurable. Presently the Company carries earthquake disaster insurance on its California properties, which comprise 82% of the Company's total portfolio (as a percentage of total revenues); however, such insurance may not be available in the future or may only be available at rates that, in the opinion of the Company, are prohibitive. In the event that an uninsured disaster or a loss in excess of insured limits should occur, the Company could suffer a substantial loss, including loss of anticipated future revenues, while remaining obligated on related mortgage indebtedness. The Company believes its properties were constructed in compliance with applicable construction standards in effect at the time of construction. The Company obtained customary title insurance insuring fee title to its properties upon their acquisition.

ITEM 2. PROPERTIES

     The following table presents information on the composition of the Company's operating properties based on the percentage of rental revenue at December 31, 1998 and 1997

                                                                1998                         1997
                                                     --------------------------   --------------------------
                                                       NUMBER     PERCENTAGE OF     NUMBER     PERCENTAGE OF
                                                         OF          RENTAL           OF          RENTAL
                                                     PROPERTIES      REVENUE      PROPERTIES      REVENUE
                                                     ----------   -------------   ----------   -------------
PROPERTY TYPE
  Industrial.......................................      68             67%           49             52%
  Active Senior....................................       8              9             7              7
  Family...........................................      11             24            17             41
                                                         --            ---            --            ---
          Total....................................      87            100%           73            100%
                                                         ==            ===            ==            ===
GEOGRAPHIC LOCATION
  California.......................................      77             82%           62             72%
  Pacific Northwest................................       7             16            11             28
  Southwest........................................       3              2            --             --
                                                         --            ---            --            ---
          Total....................................      87            100%           73            100%
                                                         ==            ===            ==            ===

     The tables below set forth certain information relating to the Company's operating Industrial and Multifamily Properties by location and type as of December 31, 1998.

                                                   NUMBER                      PERCENT OF
                                                     OF        LEASABLE     INDUSTRIAL GROSS
                                                 PROPERTIES   SQUARE FEET   RENTAL REVENUE(1)   OCCUPANCY
                                                 ----------   -----------   -----------------   ---------
INDUSTRIAL
California
  Inland Empire(2).............................       7        2,129,214            12%            98%
  San Diego....................................       6        1,203,606            11             96
  Orange County................................      23        3,765,333            31             94
  Los Angeles..................................       5        1,507,120             9             99
  Northern California..........................      17        3,726,354            25             92
Pacific Northwest(4)...........................       7        1,355,882             9             98
Southwest(3)...................................       3          622,800             3             95
                                                     --       ----------           ---             --
          Total or Weighted Average............      68       14,310,309           100%            95%
                                                     ==       ==========           ===             ==

                                                        NUMBER                PERCENT OF
                                                          OF               MULTIFAMILY GROSS
                                                      PROPERTIES   UNITS    RENTAL REVENUE     OCCUPANCY
                                                      ----------   -----   -----------------   ---------
MULTIFAMILY(6)
California
  Inland Empire(2)..................................      13       1,806           41%            94%
  Orange County.....................................       4         908           23             94
  San Diego.........................................       2         551           11             98
Pacific Northwest
Greater Seattle Area, WA(5).........................      --          --           25             --
                                                          --       -----          ---             --
          Total or Weighted Average.................      19       3,265          100%            95%
                                                          ==       =====          ===             ==

---------------
(1) Based on rental revenues for the fourth quarter of 1998.

(2) Includes the eastern portion of Los Angeles County adjacent to the Riverside-San Bernardino metropolitan statistical area.

(3) Includes Nevada and Arizona.

(4) Includes Washington and Oregon.

(5) As of December 23, 1998 this portfolio was sold and replaced with 1.3 million square feet of industrial properties.

(6) Includes Active Senior properties.

                             INDUSTRIAL PROPERTIES

     The following table presents information concerning the Industrial Properties, including the actual average rent per square foot and percentage of the leasable square footage occupied by tenants, as of December 31, 1998:

                                                                                       GROSS AVERAGE
                                                                           LEASABLE       MONTHLY
                                                              DATE          SQUARE       BASE RENT
            INDUSTRIAL                    LOCATION         COMPLETED       FOOTAGE      PER SQ. FT.    OCCUPANCY
            ----------                    --------       --------------   ----------   -------------   ---------
INLAND EMPIRE, CA
  Golden West Industrial Park       Rancho Cucamonga, CA      1990           296,821       $0.41           98%
  Etiwanda                          Ontario, CA               1991           576,327        0.36          100
  Crescent Business Center          Rancho Cucamonga, CA      1981           136,066        0.42           86
  Riverview Industrial Park         San Bernardino, CA        1980           297,180        0.24           94
  PGDC-Chino                        Chino, CA                 1988           302,166        0.30          100
  PGDC-Fontana                      Fontana, CA               1988           380,634        0.30          100
  Mountain Ave                      Upland, CA                1977           140,020        0.41           99
SAN DIEGO, CA
  Vista                             Vista, CA                 1990           356,800        0.41           94
  Bay San Marcos                    San Marcos, CA            1988           121,768        0.45          100
  Escondido Business Center         Escondido, CA          1988 - 92         251,464        0.58           95
  San Marcos Commerce Center        San Marcos, CA            1985            72,050        0.46           87
  MiraMar Industrial Park(1)        San Diego, CA             1981           186,022        0.73           96
  PGDC-Rancho Bernardo              Rancho Bernardo, CA       1990           215,502        0.53          100
ORANGE COUNTY, CA
  Garden Grove Industrial Park      Garden Grove, CA          1979           252,184        0.40           64
  Pacific Gulf Business Park        Garden Grove, CA          1986           189,526        0.62           81
  Bell Ranch Industrial Park        Santa Fe Springs, CA      1981           128,640        0.29          100
  La Mirada Business Center         La Mirada, CA             1975            82,010        0.61           91
  Pacific Park                      Aliso Viejo, CA           1988            99,622        1.21           87
  North County Business Park        Yorba Linda, CA        1987 - 89         105,516        0.58          100
  Harbor Business Park              Santa Ana, CA          1974 - 76         193,136        0.62           96

                                                                                       GROSS AVERAGE
                                                                           LEASABLE       MONTHLY
                                                              DATE          SQUARE       BASE RENT
            INDUSTRIAL                    LOCATION         COMPLETED       FOOTAGE      PER SQ. FT.    OCCUPANCY
            ----------                    --------       --------------   ----------   -------------   ---------
  Harbor Warner Business Park       Santa Ana, CA          1974 - 76         127,836        0.63           97
  Commerce Park-Anaheim             Anaheim, CA               1972           145,745        0.59           97
  Acacia                            Fullerton, CA             1980           202,551        0.42           96
  611 Cerritos                      Anaheim, CA               1961           129,426        0.41          100
  Tower Park                        Anaheim, CA            1986,1998         245,192        0.43          100
  Fullerton Business Center         Fullerton, CA             1977           110,900        0.51           90
  PGDC-Anaheim                      Anaheim, CA               1980            91,200        0.35          100
  PGBP-Irvine(1)                    Lake Forest, CA           1979           170,305        0.78           98
  PGBP-Cerritos(1)                  Anaheim, CA               1985           213,755        0.54           98
  Los Alamitos                      Los Alamitos, CA          1975           124,924        0.72           92
  Walnut Ave                        Signal Hill, CA           1990            74,453        0.67           93
  PGBC-Garden Grove II              Garden Grove, CA          1973           208,200        0.59           93
  PGBC-Irvine                       Irvine, CA                1979           129,015        0.72          100
  PGBC-Tustin I&II                  Tustin, CA             1974 - 76         358,807        0.70           98
  Whittier                          Whittier, CA           1959,1998         214,000        0.40          100
  Hunt Ave(3)                       Garden Grove, CA          1979           168,390        0.48          100
LOS ANGELES, CA
  Baldwin Industrial Park           Baldwin Park, CA          1986           567,605        0.40          100
  City of Industry                  City of Industry,CA  1973 - 77,1998      382,245        0.38          100
  PGDC-Downey                       Downey, CA                1988           289,294        0.35          100
  PGDC-Montebello                   Montebello, CA            1985           143,391        0.39          100
  Lurline                           Chatsworth, CA         1976 - 78         124,585        0.60           93
NORTHERN CALIFORNIA
  Eden Landing Commerce Park        Hayward, CA            1972 - 74         193,358        0.71           93
  PGDC-Woodland                     Woodland, CA              1986           570,000        0.18          100
  PGDC-Fremont                      Fremont, CA             1980,87          344,416        0.42           92
  Concord Business Park             Concord, CA               1989           141,792        0.64           75
  Commerce Park-Sacramento          Sacramento, CA            1973           269,146        0.81           93
  Commerce Park-Santa Clara         Santa Clara, CA           1972           188,777        1.36           96
  Commerce Park-Sunnyvale           Sunnyvale, CA             1972           129,513        1.35           96
  Bradshaw Business Center          Sacramento, CA            1988           114,473        0.88           87
  Horn Road Industrial              Sacramento, CA            1988           221,300        0.46           88
  Norwood Industrial Park           Sacramento, CA            1988           168,292        0.33           97
  Madison West                      North Highlands, CA    1987 - 88         147,089        0.60           85
  Costa Diablo                      Concord, CA             1980,84          146,326        0.61           69
  Dublin                            Dublin, CA                1985           223,371        1.03           85
  Hesperian                         Hayward, CA            1981 - 86         152,962        0.49          100
  West Sacramento                   Sacramento, CA            1981           214,900        0.30           80
  Eden Plaza(2)                     Hayward, CA               1974           101,084        0.94           99
  Eden Industrial(2)                Hayward, CA               1973           399,555        0.35          100
PACIFIC NORTHWEST
  Seattle I                         Seattle, WA               1968            42,240        0.47          100
  Seattle II                        Seattle, WA               1981            64,077        0.59          100
  Seattle III                       Seattle, WA               1981            78,720        0.58           91
  PGBP-Tukwila                      Tukwila, WA            1975 - 79         475,629        0.72           99

                                                                                       GROSS AVERAGE
                                                                           LEASABLE       MONTHLY
                                                              DATE          SQUARE       BASE RENT
            INDUSTRIAL                    LOCATION         COMPLETED       FOOTAGE      PER SQ. FT.    OCCUPANCY
            ----------                    --------       --------------   ----------   -------------   ---------
  PGDC-Algona                       Algona, WA                1989           200,401        0.34          100
  PGDC-Algona II                    Algona, WA                1988           266,305        0.32          100
  Airport Business Center           Portland, OR           1979 - 86         228,510        0.41           92
SOUTHWEST
  Hohokam East                      Tempe, AZ                 1980           256,920        0.64           95
  Hohokam West                      Phoenix, AZ               1980            65,880        0.56           96
  Las Vegas                         Las Vegas, NV          1976 - 79         300,000        0.39           93
                                                                          ----------       -----          ---
    Sub-Total or Weighted Average
      for Industrial Properties                                           14,310,309       $0.46           95%
                                                                          ==========       =====          ===

     The following tables present information concerning the Company's properties under rehabilitation and development as of December 31, 1998.

REHABILITATION PROPERTIES

                                                             ESTIMATED    RENTABLE                   ESTIMATED      TOTAL
                                                   DATE      COMPLETION    SQUARE     ACQUISITION   DEVELOPMENT   ESTIMATED
        PROPERTY NAME             LOCATION       ACQUIRED       DATE       FOOTAGE       COST          COST         COST
        -------------             --------       ---------   ----------   ---------   -----------   -----------   ---------
                                                                                        (000'S)       (000'S)      (000'S)
Whse/Distribution              San Diego, CA     Aug. 1997   Feb. 1998     375,919      $17,209       $2,291       $19,500

DEVELOPMENT PROPERTIES

                                                                          ESTIMATED
                                                                             NET
                                                             ESTIMATED    RENTABLE                   ESTIMATED      TOTAL
                                                    DATE     COMPLETION    SQUARE     ACQUISITION   DEVELOPMENT   ESTIMATED
        PROPERTY NAME              LOCATION       ACQUIRED      DATE       FOOTAGE       COST          COST         COST
        -------------              --------       --------   ----------   ---------   -----------   -----------   ---------
                                                                                        (000'S)       (000'S)      (000'S)
                                                    Jul.
Business Park                   Lake Forest, CA     1997     Apr. 1999     227,000      $ 6,516       $14,564      $21,080
Whse/Distribution               Lake Forest, CA   May 1997   Oct. 1998     209,000        3,554         9,668       13,222
Whse/Distribution               San Diego, CA     Aug 1997   Dec. 1999     102,000           (4)        5,030        5,030
Whse/Distribution               Whittier, CA      May 1998   Dec. 1999     290,000           (4)       14,537       14,537
                                                                           -------      -------       -------      -------
        Total                                                              828,000      $10,070       $43,799      $53,869
                                                                           =======      =======       =======      =======

---------------
(1) Subject to ground lease.

(2) Owned by PGP Northern Industrial, L.P., a limited partnership in which the Company has an ownership interest of approximately 59%, full management and control, and the right to substantially all of the cash flow.

(3) Owned by PGP Southern Industrial II, L.P., a limited partnership in which the Company has an ownership interest of approximately 49%, and full management and control.

(4) No acquisition cost is reflected because the property being developed by the Company is the excess portion of a property previously acquired by the Company.

     The following table shows scheduled lease expirations for all leases for the Industrial Properties (excluding properties under development) as of December 31, 1998.

                                                                                                    PERCENTAGE
                                               LEASABLE          ANNUAL BASE      PERCENTAGE OF       ANNUAL
                            NUMBER OF       SQUARE FEET OF         RENT OF        GROSS LEASABLE    BASE RENT
         YEAR            LEASES EXPIRING    EXPIRING LEASES    EXPIRING LEASES    AREA EXPIRING      EXPIRING
         ----            ---------------    ---------------    ---------------    --------------    ----------
1999...................         827            3,173,000         $21,267,000           43.0%           28.7%
2000...................         544            2,600,000          17,412,000           28.3            23.5
2001...................         339            2,277,000          14,062,000           17.6            19.0
2002...................          90            1,981,000           8,669,000            4.7            11.7
2003...................         100            1,282,000           7,211,000            5.2             9.7
2004...................           5              111,000             696,000            0.3             0.9
2005...................           9              734,000           3,521,000            0.5             4.8
2006...................           2                5,000              37,000            0.1              --
2007...................           3               68,000             358,000            0.2             0.5
2008...................           2              168,000             877,000            0.1             1.2
                              -----           ----------         -----------          -----           -----
          Totals.......       1,921           12,399,000(1)      $74,110,000          100.0%          100.0%
                              =====           ==========         ===========          =====           =====

---------------
(1) As of December 31, 1998, 1,223,000 square feet of tenants were on month-to-month leases (which are not included above) and 688,000 square feet were unoccupied.

                             MULTIFAMILY PROPERTIES

     The following table presents information concerning the Multifamily Properties, including average gross scheduled rents per unit and percentage of units occupied as of December 31, 1998:

                                                                        AVERAGE    AVERAGE
                                                                       UNIT SIZE     RENT
       MULTIFAMILY                LOCATION         COMPLETED   UNITS    (SQ FT)    PER UNIT   OCCUPANCY
       -----------         ----------------------  ---------   -----   ---------   --------   ---------
ACTIVE SENIOR
  Inn at Laguna Hills(1)   Laguna Hills, CA          1994       140       500        $627        100%
  The Fountains(1)         Rancho Santa Marg. CA     1998       166       600         597        100
  Tyler Springs(1)         Riverside, CA             1987       273       714         541         88
  Terrace Gardens(1)(4)    San Diego, CA             1985       225       780         776         98
  Morning View(1)(5)       San Diego, CA             1986       326       649         789         97
  Sunnyside I(1)(3)        San Dimas, CA             1984       164       495         539         99
  Sunnyside II(1)(3)       Ontario, CA               1983        60       493         497         90
  Sunnyside III(1)(3)      Ontario, CA               1985        84       504         504         87
FAMILY
  Applewood                Santa Ana, CA             1972       406       801         760         93
  Park Place               Santa Ana, CA             1990       196       799         701         91
  Raintree(2)              Ontario, CA               1984       165       846         610         96
  Daisy 5(2)(3)            Covina, CA                1977        38       897         719         97
  Daisy 7(2)(3)            Diamond Bar, CA           1978       204       950         832         97
  Daisy 12(2)(3)           San Dimas, CA             1979       102       952         739         99
  Daisy 16(2)(3)           West Covina, CA           1981       250       986         753         98
  Daisy 17(2)(3)           San Dimas, CA             1981       156       962         732         91
  Lariat(2)(3)             San Dimas, CA             1981        30       970         792        100
  Daisy 19(3)              Ontario, CA               1983       125      1019         765         94
  Daisy 20(3)              Ontario, CA               1982       155      1000         695         89
                                                               ----                              ---
Sub-Total or Weighted Average For Multifamily
  Properties                                                   3,265                              95%
                                                               ====                              ===

---------------
(1) Properties serving active senior tenants (individuals 55 and older).

(2) Under rehabilitation.

(3) Owned by PGP Inland Communities, L.P., a limited partnership in which the Company has an 82% equity interest, full management and control, and the right to 100% of cash flow until certain net operating income levels are achieved.

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

                                                  CASH
                           HIGH       LOW     DISTRIBUTION      RECORD DATE          DATE PAID
                          -------    -----    ------------    ----------------    ----------------
1996
  1st Quarter...........   18 3/4    15 7/8       .40(1)         April 2, 1996      April 12, 1996
  2nd Quarter...........   18 3/8    16 1/8       .40(1)          July 1, 1996       July 12, 1996
  3rd Quarter...........   18 3/4    16 1/2       .40(1)       October 2, 1996    October 11, 1996
  4th Quarter...........       20    18 1/8       .41(2)       January 2, 1997    January 10, 1997
1997
  1st Quarter...........   23 3/8    19 1/4       .41(2)         April 1, 1997      April 11, 1997
  2nd Quarter...........   22 1/8    20 1/2       .41(2)          July 1, 1997       July 11, 1997
  3rd Quarter...........  24 5/16    20 7/8       .41(2)       October 1, 1997    October 10, 1997
  4th Quarter...........  24 5/16    20 3/4       .42(3)       January 1, 1998     January 9, 1998
1998
  1st Quarter...........  23 5/16    22 1/8       .42(3)         April 1, 1998      April 10, 1998
  2nd Quarter...........   23 1/4       21        .42(3)          July 1, 1998       July 10, 1998
  3rd Quarter...........  22 5/16    18 3/8       .42(3)       October 1, 1998     October 9, 1998
  4th Quarter...........   20 1/2    16 1/4       .43          January 1, 1999     January 8, 1999

---------------
(1) 45% of the distributions paid to beneficial owners in 1996 represented a return of capital ($.72 per share).

(2) 28.6% of the distributions paid to beneficial owners in 1997 are estimated to represent a capital gain distribution.

(3) 12.6% of the distributions paid to beneficial owners in 1998 represents a return of capital ($.21 per share)

     The minimum distribution requirement to maintain REIT status was approximately $4,758,000 for 1996, $22,834,000 for 1997 and $31,276,000 for
1998.

     A regular quarterly distribution of $.43 per share was paid on January 8, 1999. The closing price of the common stock on the New York Stock Exchange on March 17, 1999 was $19 3/16 per share. As of March 17, 1999, there were approximately 13,000 beneficial owners of common stock.

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

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     The following table and footnotes set forth selected historical financial and operating data for the Company from February 18, 1994, the date of the Company's initial public offerings, and for the predecessor multifamily and industrial operations acquired from Realty prior to that date.

                                                     YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       1998        1997        1996          1995     1994(A)
                                     ---------   ---------   --------      --------   --------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
OPERATING DATA
Rental income
  Industrial properties...........   $  76,271   $  36,410   $ 20,783      $ 12,193   $  7,207
  Multifamily properties(b).......      36,858      33,096     29,104        24,898     18,937
                                     ---------   ---------   --------      --------   --------
                                       113,129      69,506     49,887        37,091     26,144
                                     ---------   ---------   --------      --------   --------
Rental property expenses
  Industrial properties...........      16,746       8,212      5,308         2,567      1,541
  Multifamily properties..........      13,751      12,754     11,554        10,215      8,835
                                     ---------   ---------   --------      --------   --------
                                        30,497      20,966     16,862        12,782     10,376
Depreciation......................      20,386      12,008      8,236         6,081      3,721
Interest..........................      25,758      17,337     18,411        14,066      8,164
General and administrative........       5,903       3,159      2,974         2,423      1,725
Minority interest in earnings of
  partnerships....................       1,024         172         --            --         --
Nonrecurring loss on exchange of
  debentures for common stock.....          --          --      3,596(c)         --         --
                                     ---------   ---------   --------      --------   --------
                                        83,568      53,642     50,079        35,352     23,986
                                     ---------   ---------   --------      --------   --------
Income (loss) before gains on sale
  of real estate and extraordinary
  item............................      29,561      15,864       (192)        1,739      2,158
Gain on sale of real estate.......      35,292       5,594         74         6,664         --
Extraordinary item................          --          --         --            --     (2,990)
                                     ---------   ---------   --------      --------   --------
Net income (loss).................      64,853      21,458       (118)        8,403       (832)
  Less Preferred dividend
     requirements(g)..............       4,856         855         --            --         --
                                     ---------   ---------   --------      --------   --------
Income available (loss
  attributable) to common
  shareholders....................   $  59,997   $  20,603   $   (118)     $  8,403   $   (832)
                                     =========   =========   ========      ========   ========
Earnings (loss) per share(d)
  Basic...........................   $    3.01   $    1.51   $   (.02)     $   1.74   $   (.07)(e)
  Diluted.........................   $    2.76   $    1.47   $   (.02)     $   1.68   $   (.07)(e)
Weighted average common shares
  outstanding.....................   19,939,014  13,685,693  6,311,963     4,830,723  4,273,337(e)

                                                     YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       1998        1997        1996          1995     1994(A)
                                     ---------   ---------   --------      --------   --------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE SHEET DATA
Operating properties, net of
  accumulated depreciation:
  Industrial properties...........   $ 654,004   $ 455,045   $170,731      $102,813   $ 79,751
  Multifamily properties(b).......     159,408     206,756    179,965       175,879    113,706
                                     ---------   ---------   --------      --------   --------
                                       813,412     661,801    350,696       278,692    193,457
Properties under development......      39,926      32,107      2,171            --         --
                                     ---------   ---------   --------      --------   --------
Total real estate.................     853,338     693,908    352,867       278,692    193,457
Total assets......................     875,127     712,471    364,640       288,591    202,519
Senior debt.......................     403,845     283,852    197,401       149,847     69,480
Convertible subordinated
  debentures......................      12,244      12,592     14,227(c)     55,659     55,526
          Total equity............     415,554     388,840    139,822        71,980     70,860
PROPERTY DATA (end of period)
Total industrial properties.......   $      68   $      49   $     21      $     10   $      9
Industrial leasable area (sq.
  ft.)............................      14,310      10,676      4,573         2,902      2,426
Industrial -- Occupancy %.........         95%         95%        98%           96%        97%
Total multifamily properties(b)...          19          24         22            21         13
Total apartment units(b)..........       3,265       4,655      4,110         3,945      3,292
Apartment -- Occupancy %..........         95%         94%        93%           92%        93%
SUPPLEMENTAL DATA
Funds From Operations(f)..........   $  45,091   $  27,017   $ 11,640      $  7,820   $  5,879
Cash Flow Information:
  Operating activities............   $  51,166   $  27,736   $  8,523      $  7,138   $  3,950
  Investing activities............   $(140,700)  $(350,597)  $(81,918)     $(84,480)  $(99,504)
  Financing activities............   $  90,344   $ 322,804   $ 72,071      $ 76,674   $ 98,649
Ratio of Earnings to Fixed
  Charges(h)......................        1.76        1.75         --          1.12       1.26

---------------
(a) Includes the combined historical operations of the Company from February 18 through December 31, 1994 and the predecessor multifamily and industrial operations acquired from Realty prior to February 18, 1994.

(b) Includes Active Senior apartment properties.

(c) Reflects the $3,596,000 nonrecurring loss incurred on the exchange of $42,069,000 aggregate principal amount of convertible subordinated debentures into 2,440,002 shares of common stock in December 1996.

(d) Earnings per share data for all periods presented reflects basic and diluted calculations in accordance with the new standard (Statement No. 128) and has been restated from the previous accounting standard of primary and fully diluted earnings per share. (See Part IV -- Financial Statements.)

(e) Per share data for 1994 was based on the weighted average common shares outstanding for the period February 18, 1994 (the closing date of the Company's initial public offerings) through December 31, 1994 and the Company's net loss for that period.

(f) Management considers FFO to be an appropriate measure of the performance of an equity REIT. The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and preferred stock dividend requirements. In addition, extraordinary or unusual items, along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. Prior to

     March 1995 the NAREIT definition of FFO required the add back of non-real estate depreciation and amortization, such as loan cost amortization. The Company adopted the new FFO definition prescribed by NAREIT as of January 1, 1996. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report. FFO is not defined by generally accepted accounting principles. FFO should not be considered as an alternative to net income or as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation.

                               CALCULATION OF FFO

                                                YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------
                                    1998       1997       1996       1995      1994(A)
                                   -------    -------    -------    -------    -------
                                                 (DOLLARS IN THOUSANDS)
Income available (loss
  attributable) to common
  shareholders...................  $59,997    $20,603    $  (118)   $ 8,403    $  (832)
Depreciation.....................   20,386     12,008      8,236      6,081      3,721
Gains on sale of real estate.....  (35,292)    (5,594)       (74)    (6,664)        --
Nonrecurring loss on exchange of
  debentures for common stock....       --         --      3,596         --         --
Extraordinary item...............       --         --         --         --      2,990
                                   -------    -------    -------    -------    -------
Funds from operations............   45,091     27,017     11,640      7,820      5,879
Preferred dividend
  requirements...................    4,856        855         --         --         --
Interest expense on debentures...    1,041      1,100      4,720      4,736      4,052
Amortization of debenture
  discount and costs.............      130        141        570        552        464
                                   -------    -------    -------    -------    -------
Proforma funds from
  operations(i)..................  $51,118    $29,113    $16,930    $13,108    $10,395
                                   =======    =======    =======    =======    =======

---------------
(g) Represents dividends on Class A Preferred Stock and Class B Preferred Stock all of which was issued during 1997. (See Part IV -- Financial Statements)

(h) Earnings for the year ended December 31, 1996 were inadequate to cover fixed charges by approximately $0.2 million as a result primarily of the nonrecurring loss of $3,596,000 relating to the Company's exchange of debentures for common stock. The ratio of earnings to fixed charges excluding this $3.6 million non-cash item is 1.18 to 1.

(i) Proforma funds from operations assumes the conversion of the Company's convertible subordinated debentures and preferred stock and excludes the conversion of limited partnership units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the financial statements and notes thereto of the Company appearing elsewhere in this report. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 1998, 1997 and 1996 together with the results of its operations and its cash flows for the years then ended.

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

     The comparability of the financial information discussed below is impacted by the following: during 1998, the acquisition of 18 operating industrial properties containing approximately 3,278,000 leasable square feet, the completion of an active senior property containing 166 apartment units and three industrial projects containing 464,000 square feet previously under development, and the disposition of six multifamily properties containing 1,556 apartment units; during 1997, the acquisition of 27 operating industrial properties containing approximately 5,776,000 leasable square feet, the acquisition of three multifamily properties containing 824 apartment units, and the disposition of one multifamily property containing 279 apartment units; and during 1996, the acquisition of twelve industrial properties containing approximately 2,054,000 leasable square feet, the acquisition of one multifamily property containing 165 apartment units, the disposition of 14 acres of land and a 55,656 square foot industrial building located in the Baldwin Industrial Park project and the exchange of debentures for common stock.

  RESULTS OF OPERATIONS

     Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997.

     Industrial rental income increased by $39,861,000 or 109%, from $36,410,000 in 1997 to $76,271,000 in 1998. This increase was primarily attributable to the acquisition of 18 industrial properties in 1998. Industrial rental income for the year ended December 31, 1998 included $25,530,000 related to fourth quarter 1997 and 1998 acquisitions.

     Multifamily rental income increased by $3,762,000 or 11%, from $33,096,000 in 1997 to $36,858,000 in 1998. This increase was primarily attributable to an increase in rental rates and the completion of an active senior property previously under development.

     As a result of these changes total revenues increased by $43,623,000 or 63%, from $69,506,000 in 1997 to $113,129,000 in 1998.

     Industrial rental property expenses increased by $8,534,000, or 104%, from $8,212,000 in 1997 to $16,746,000 in 1998. This increase was primarily related to the Company's acquisitions in 1998. Industrial rental property expenses for the year ended December 31, 1998 included $6,282,000 related to fourth quarter 1997 and 1998 acquisitions.

     Multifamily rental property expenses increased by $997,000, or 8%, from $12,754,000 in 1997 to $13,751,000 in 1998. This increase was primarily related to an increase in operating expenses and the completion of an active senior property previously under development.

     Depreciation increased by $8,378,000 or 70%, from $12,008,000 in 1997 to $20,386,000 in 1998. The increases relate primarily to the acquisitions described above and the capital improvements made to rehabilitate existing properties.

     Interest expense (including amortization of financing costs) increased by $8,421,000, or 49%, from $17,337,000 in 1997 to $25,758,000 in 1998. This increase was due to an increase in outstanding borrowings due to new acquisitions made during 1997 and 1998. Interest resulting from the amortization of financing costs increased by $302,000 or 37% from $827,000 in 1997 to $1,129,000 in 1998. This increase is attributable to the additional finance costs incurred as a result of the Company's new unsecured credit facility.

     General and administrative expenses increased by $2,744,000, or 87%, from $3,159,000 in 1997 to $5,903,000 in 1998. This increase was primarily attributable to personnel increases and expensing of certain costs of abandoned projects.

     Minority interests in earnings of consolidated partnerships increased by $852,000 from $172,000 in 1997 to $1,024,000 in 1998. Minority interest represents earnings allocated to the minority partners in four partnerships in which the Company has a controlling general partner interest.

     For the year ended December 31, 1998, the Company had net income of $59,997,000 compared to net income of $20,603,000 in 1997. The results in each year were impacted by non-recurring items. In 1997, a $5,594,000 net gain on sale of real estate was recognized primarily from the sale of a 279 unit apartment community in Oregon, while in 1998 a $35,292,000 net gain on sale of real estate was recognized primarily from the sale of six apartment communities with 1,556 apartment units located in Washington.

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

     Multifamily rental income increased by $3,992,000 or 14%, from $29,104,000 in 1996 to $33,096,000 in 1997. This increase was primarily attributable to an increase in rental rates and to the acquisition of three active senior properties containing 824 apartment units during 1997. Multifamily rental income for the year ended December 31, 1997 included $2,150,000 related to the three active senior acquisitions.

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

     Multifamily rental property expenses increased by $1,200,000, or 10%, from $11,554,000 in 1996 to $12,754,000 in 1997. This increase was primarily related to the Company's acquisitions in 1997. Multifamily rental property expenses for the year ended December 31, 1997 included $717,000 related to the three active senior properties acquired during 1997.

     Depreciation increased by $3,772,000 or 46%, from $8,236,000 in 1996 to $12,008,000 in 1997. The increases relate primarily to the acquisitions described above and the capital improvements made to rehabilitate existing properties.

     Interest expense (including amortization of financing costs) decreased by $1,074,000, or 6%, from $18,411,000 in 1996 to $17,337,000 in 1997. This decrease was attributable to a decrease in convertible subordinated debentures outstanding (primarily associated with the exchange of $42,069,000 aggregate principal amount of debentures into 2,440,002 shares of Common Stock). This decrease was offset by an increase in outstanding borrowings due to new acquisitions made during 1996 and 1997. Interest resulting from the amortization of financing costs decreased by $384,000 or 32% from $1,211,000 in 1996 to $827,000 in 1997. This decrease is attributable to the exchange in subordinated debentures which converted into shares of Common Stock in December 1996.

     General and administrative expenses increased by $185,000, or 6%, from $2,974,000 in 1996 to $3,159,000 in 1997. This increase was primarily attributable to personnel increases related to the 1996 and 1997 acquisitions.

     Minority interests in earnings of partnerships totaled $172,000 and represents earnings allocated to the minority partners in two partnerships in which the Company acquired a controlling general partner interest in June 1997 (Terrace Gardens-PGP L.P. and Morning View Terrace -PGP L.P.). No earnings were allocated to the minority interests in the Company's other partnerships.

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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity

     At December 31, 1998, the Company had $2,276,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, funding from the Company's Line of Credit.

     The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

     Cash provided by operating activities increased from $8,523,000 for the year ended December 31, 1996 to $27,736,000 for the year ended December 31, 1997 and $51,166,000 for the year ended December 31, 1998. The primary reason for these increases related to the additional rental income contributed by properties acquired during 1996, 1997 and 1998.

     Cash used in investing activities increased from $81,918,000 for the year ended December 31, 1996 to $350,597,000 for the year ended December 31, 1997 and then decreased to $140,700,000 for the year ended December 31, 1998 primarily as a result of acquisitions and improvements to properties. This investment activity increased from $87,442,000 in 1996 to $332,324,000 in 1997, and then decreased to $201,160,000 in 1998, and was offset by $7,695,000 from the sale of land and an industrial building to an existing tenant in 1996, $15,115,000 from the sale of a multifamily community in Oregon in 1997, and $92,025,000 from the sale of a multifamily property and a multifamily portfolio in the Pacific Northwest in 1998.

     Cash provided by financing activities increased from $72,071,000 for the year ended December 31, 1996 to $322,804,000 for the year ended December 31, 1997 and then decreased to $90,344,000 for the year ended December 31, 1998. The fluctuations were primarily a result of decreased capital funding from equity offerings in 1998, increased borrowing activity associated with acquisitions in 1997 compared to 1996, the issuance of common stock in 1996 and 1997 and the issuance of preferred stock in 1997.

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

     Unsecured Line of Credit

     In April 1998, the Company replaced its secured line of credit and unsecured bridge loan facility with a $150,000,000 unsecured revolving credit agreement. The interest rate payable under the new facility is based on the leverage level of the Company, and at December 31, 1998, was LIBOR plus 1.30%. The facility matures in April of 2001. As of December 31, 1998, the Company had borrowed $133,750,000 under this line.

     Acquisitions and Improvements to Properties

     During 1998, the Company invested $201,160,000 in real estate assets. Proceeds for these investments were generated primarily from the sale of six of its multifamily properties which generated proceeds of $92,025,000 and borrowings from the Line of Credit.

     The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its Line of Credit, equity offerings, debt financings or asset dispositions.

     Dispositions

     In 1998, the Company sold for a gross sales price of $92,025,000 1,556 units of multifamily properties located in the Pacific Northwest. The Company reported a gain on the sales after all costs of $35,292,000.

     After the above-referenced sales, the Company continues to own a portfolio of 10 family-style apartments consisting of 1,631 units all located in Southern California. The Company intends to continue to own and operate these properties until the year 2000, at which time the Company anticipates marketing all or a portion of these properties for sale. There can be no assurance that the Company will actually dispose of such properties, nor can there be any assurance as to the timing of any such dispositions. Any such decision by the Company will be subject to numerous factors, including prices offered for the Company's family-style apartment communities and the availability of suitable alternate investment for the proceeds of such dispositions.

     Developments

     During 1998, the Company completed and transferred to operating properties two rehabilitation projects; a 266,000 square foot warehouse in Algona, Washington and a 214,000 square foot warehouse in Whittier, California. The total rehabilitation cost for both properties was $2,900,000. Both of these projects are 100% occupied at December 31, 1998.

     During 1998, the Company also developed two buildings in Southern California on excess land adjacent to existing properties owned by the Company. A 34,000 square foot building was completed in Anaheim for a cost of $1,500,000 and a 56,000 square foot building was completed in the City of Industry for a cost of $2,000,000. Both properties are 100% occupied at December 31, 1998.

     As of December 1998, the Company has under development four industrial properties that will contain approximately 828,000 leasable square feet, and has under rehabilitation one industrial property containing approximately 376,000 leasable square feet, all of which are located in Southern California. Development and rehabilitation costs for these properties totaled $20,562,000 and $2,897,000, respectively through December 31, 1998

     Debt Financings

     The Company has established a pool agreement with the Federal National Mortgage Association ("FNMA") to provide 30-year credit enhancement on the Company's tax-exempt projects. In 1998, upon achievement of certain lease-up and operating requirements, the Company exercised a forward commitment with FNMA to finance the Fountains senior apartment community in Rancho Santa Margarita, California. The $6.4 million in bonds have an effective interest rate, after giving effect to credit enhancement and other costs, of 6.4% for 10 years.

     In December 1998 in conjunction with the sale of the Company's Washington apartment communities, the Company restructured the existing indebtedness on the Hampton Bay apartment community. The lender, a life insurance company, released the Hampton Bay property as collateral and accepted a letter of credit in the amount of $9.4 million as substitution collateral. The Company intends to replace the letter of credit by providing its City of Industry industrial project as replacement collateral.

     Convertible Subordinated Debentures

     At December 31, 1998 the Company's outstanding convertible subordinated debentures total $12,244,000, net of unamortized discount of $53,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 shares of Common Stock per $1,000 of principal amount of debentures, would require the issuance of an additional 660,331 common shares. If the debentures were fully converted, the net income attributable to each common share would not be diluted. During 1998, $397,000 in aggregate principal amount of debentures were converted into 21,308 shares of Common Stock. The debentures can be redeemed by the Company after February 15, 1999.

     Shelf Registration

     During 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase securities of the Company (the "1998 Shelf Registration Statement"). The 1998 Shelf Registration Statement was declared effective in April of 1998. At December 31, 1998, the Company has $300,000,000 available under the 1998 Shelf Registration Statement.

     Year 2000 Readiness

     GENERAL

     Any of the Company's computer programs that have time-sensitive software may not be able to distinguish the year 2000 from the year 1900, if the programs use two digits rather than four digits to define the year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, prepare tenant invoices, or engage in similar normal business activities.

     COMPANY'S STATE OF READINESS

     The Company's Year 2000 project is divided into four general exposures:
Computer hardware, applications software, operating equipment with embedded chips or software ("OE") and third party suppliers and customers. The phases common to all sections are: 1) Compiling potential Year 2000 sensitive items; 2) assigning priorities to identified items; 3) assessing the Year 2000 compliance of items determined to be material to the Company; 4) repairing or replacing material items that are determined not to be Year 2000 compliant; and 5) testing material items.

     Computer hardware consists of personal computers ("PCs") currently being utilized by the Company. This includes PCs utilized by employees along with PCs designated as file servers located at the corporate office. As of December 31, 1998, all computer hardware is believed to be Year 2000 compliant and over 94% of the PCs have been tested. As of March 10, 1999, 100% of all PCs had been tested.

     Applications software consists of software currently being utilized by the Company including but not limited to accounting, operating system, spreadsheet and word processing software. As of December 31, 1998, over 90% of the Company's application software is believed to be Year 2000 compliant. The Company expects to complete the remaining assessment and repair or replacement, including testing, during the second quarter of 1999.

     Operating equipment with embedded chips or software includes equipment or machinery such as elevators, security systems, lighting systems, HVAC systems and sprinkler systems used in the operation of the Company's properties. The Company expects to complete the assessment and repair or replacement of its critical OE systems by the second quarter of 1999, with all testing scheduled to be completed by the end of the third quarter of 1999. The Company anticipates that a contingency plan will be established to address non-compliant non-critical OE systems.

     The third party analysis consists of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 issue. The state of readiness of the Company's third parties is based primarily on representations from such parties. The Company has queried 100% of its significant suppliers and subcontractors that do not share information systems with the Company. The Company will review the results of this survey, assess the impact of the results on its operations and take whatever action is deemed necessary. To date, the Company is not aware of any third parties with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready.

     COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The Company has incurred less than $10,000 in connection with its Year 2000 remediation efforts. The Company cannot presently estimate the total cost of the remaining phases of its Year 2000 program, however, the Company does not expect its Year 2000 expenditures to be material to the Company's business, results of operations or financial condition.

     RISKS OF THE COMPANY'S YEAR 2000 ISSUES

     Management of the Company believes it has a program in place to adequately resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 project. The Company's ability to complete the Year 2000 modifications prior to any anticipated impact on its operating systems is based on numerous assumptions of future events and is dependent upon numerous factors, including the ability of third party software vendors to make necessary modifications to current versions of their products, the availability of resources to install and test the modified systems and other factors. A Year 2000 failure by one or more of the financial institutions or utility companies with which the Company does business could cause the Company to lose access to its funds or could restrict the Company's ability to borrow or operate its property. A Year 2000 failure by a trustee or transfer agent could restrict the Company's ability to pay interest on its bonds or to pay dividends on its equity securities.

     COMPANY'S CONTINGENCY PLANS

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 project, but anticipates that a contingency plan will be established to address non-compliant systems. The Company plans to periodically evaluate the status of other systems and determine whether such a plan is necessary.

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

     Make ready costs incurred after a property's rehabilitation, such as carpet and appliance replacement, interior painting and window coverings are expensed as incurred.

     The following table summarizes capital expenditures incurred by the Company related to its operating properties for the years ended December 31, 1998 and 1997 (all amounts are in thousands):

                                                     1998       1997
                                                   --------   --------
Industrial
  Development....................................  $    832   $     --
  Acquisitions...................................   181,780    282,655
  Revenue-Producing..............................     5,427      3,725
  Rehabilitation.................................     6,820      1,718
  Restorations...................................     2,373      3,103
                                                   --------   --------
                                                    197,232    291,201
                                                   --------   --------
Multifamily
  Development....................................     1,639         --
  Acquisitions...................................        --     38,766
  Revenue-Producing..............................       123         --
  Rehabilitation.................................     1,955      2,184
  Restorations...................................       211        173
                                                   --------   --------
                                                      3,928     41,123
                                                   --------   --------
                                                   $201,160   $332,324
                                                   ========   ========

     The Company expects such expenditures will be funded from available cash balances, revolving lines of credit, equity offerings, and proceeds from refinancing.

                              ECONOMIC CONDITIONS

     Substantially all of the Company's leases on its Industrial Properties, which have terms generally ranging from one to five years, contain provisions providing for rental increases based either on fixed increases or on increases in the Consumer Price Index. All of the Company's leases on its Multifamily Properties are for a period of one year or less. Substantially all of the Company's leases allow at the time of renewal, for adjustments in the rent payable thereunder. Accordingly, management believes the provisions contained in its industrial leases and the nature of its multifamily leases tend to mitigate the adverse impact of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current and future debt obligations. The Company is still vulnerable, however, to significant fluctuations of interest rates on its floating rate debt, repricing on its fixed rate debt at various points in the future and future debt.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                                INTEREST RATE SENSITIVITY
                             PRINCIPAL AMOUNT AND AVERAGE INTEREST RATE BY EXPECTED MATURITY
                           -------------------------------------------------------------------
                            1999         2000           2001        2002     2003   THEREAFTER
                           -------   -------------   -----------   -------   ----   ----------
                                          (IN THOUSANDS, EXCEPT INTEREST RATES)
Mortgage Notes...........  $13,625         $34,775            --   $23,057    --     $114,773
Construction Loans.......       --          18,354            --        --    --           --
Tax Exempt Mortgage
  Debt...................       --              --            --        --    --       65,512
Line of
  Credit -- Unsecured....       --              --       133,750        --    --           --
                           -------                                 -------   ---     --------
Subtotal.................   13,625          53,129       133,750    23,057    --      180,285
Convertible Subordinated
  Debentures.............       --              --        12,297        --    --           --
                           -------                                 -------   ---     --------
          Total..........  $13,625         $53,129      $146,047   $23,057   $--     $180,285
                           =======                                 =======   ===     ========
Weighted Average Interest
  Rates Mortgage Notes...     7.94%          7.15%            --      7.15%   --         7.62%
Construction Loans.......       --   LIBOR + 1.30,
                                      LIBOR + 1.50            --        --    --           --
                                          or prime
Tax Exempt Mortgage
  Debt...................       --              --            --        --    --         6.29%
Line of Credit...........       --              --   LIBOR +1.30        --    --           --
Convertible Subordinated
  Debentures.............       --              --         8.38%        --    --           --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements for a listing of the financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
DISCLOSURE

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

     The Company filed a report on Form 8-K, dated December 23, 1998 and Form 8-K/A, dated March 5, 1999, describing under Item 2 the disposition of five multifamily apartment communities located in Seattle, Washington containing 1,322 apartment units and the acquisition of seven industrial properties located in the states of Arizona, California and Oregon containing approximately 1,288,900 square feet.

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

Date: March 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                        NAME                                                   TITLE
                        ----                                                   -----

               /s/ GLENN L. CARPENTER                           Chairman of the Board of Directors
-----------------------------------------------------           President, Chief Executive Officer
                 Glenn L. Carpenter
            (Principal Executive Officer)

                /s/ PETER L. EPPINGA                                         Director
-----------------------------------------------------
                  Peter L. Eppinga

                /s/ CHRISTINE GARVEY                                         Director
-----------------------------------------------------
                  Christine Garvey

              /s/ CARL C. GREGORY, III                                       Director
-----------------------------------------------------
                Carl C. Gregory, III

                 /s/ JOHN F. KOOKEN                                          Director
-----------------------------------------------------
                   John F. Kooken

                                                                             Director
-----------------------------------------------------
                   Donald E. Lange

                /s/ ROBERT E. MORGAN                                         Director
-----------------------------------------------------
                  Robert E. Morgan

              /s/ JAMES E. QUIGLEY, 3RD                                      Director
-----------------------------------------------------
                James E. Quigley, 3rd

                 /s/ KEITH W. RENKEN                                         Director
-----------------------------------------------------
                   Keith W. Renken

                          PACIFIC GULF PROPERTIES INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                               DECEMBER 31, 1998

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
  Report of Independent Auditors............................   F-2
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Shareholders' Equity...........   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7
SCHEDULE FILED AS PART OF THIS REPORT
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  F-26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Pacific Gulf Properties Inc.

     We have audited the accompanying consolidated balance sheets of Pacific Gulf Properties Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Gulf Properties Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/ ERNST & YOUNG LLP

Newport Beach, California
February 10, 1999

                          PACIFIC GULF PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
Real estate assets
  Operating properties
     Land...................................................  $229,920     $185,789
     Buildings..............................................   633,268      515,160
                                                              --------     --------
                                                               863,188      700,949
     Accumulated depreciation...............................   (49,776)     (39,148)
                                                              --------     --------
                                                               813,412      661,801
  Properties under development, including land..............    39,926       32,107
                                                              --------     --------
                                                               853,338      693,908
Cash and cash equivalents...................................     2,276        1,466
Accounts and other receivables..............................     4,984        3,399
Other assets................................................    14,529       13,698
                                                              --------     --------
                                                              $875,127     $712,471
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Loans payable.............................................  $403,845     $283,852
  Accounts payable and accrued liabilities..................    15,828        9,009
  Dividends payable.........................................     9,844        8,852
  Convertible subordinated debentures.......................    12,244       12,592
                                                              --------     --------
                                                               441,761      314,305
Minority interests in consolidated partnerships.............    17,812        9,326
Commitments and contingencies
Shareholders' equity
  Preferred shares, $.01 par value; 10,000,000 shares
     authorized; 2,763,116 Senior Cumulative Convertible
     Class A shares outstanding at December 31, 1998; and
     1,351,351 Senior Cumulative Convertible Class A Shares
     and 1,411,765 Senior Cumulative Convertible Class B
     Shares outstanding at December 31, 1997................        28           28
  Preferred shares, $.01 par value; 300,000 shares
     authorized; Class C Junior Participating Cumulative
     Preferred Stock; no shares outstanding.................        --           --
  Common shares, $.01 par value; 100,000,000 shares
     authorized; 20,017,814 and 19,968,189 shares at
     December 31, 1998 and at December 31, 1997,
     respectively...........................................       201          200
  Outstanding restricted stock..............................    (1,203)        (818)
  Additional paid-in capital................................   412,093      411,187
  Retained earnings (distributions in excess of earnings)...     4,435      (21,757)
                                                              --------     --------
                                                               415,554      388,840
                                                              --------     --------
                                                              $875,127     $712,471
                                                              ========     ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998         1997        1996
                                                              ---------    --------    --------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
REVENUES
  Rental income
     Industrial properties..................................  $ 76,271     $36,410     $20,783
     Multifamily properties.................................    36,858      33,096      29,104
                                                              --------     -------     -------
                                                               113,129      69,506      49,887
                                                              --------     -------     -------
EXPENSES
  Rental property expenses
     Industrial properties..................................    16,746       8,212       5,308
     Multifamily properties.................................    13,751      12,754      11,554
                                                              --------     -------     -------
                                                                30,497      20,966      16,862
  Depreciation..............................................    20,386      12,008       8,236
  Interest (including amortization of debenture discount and financing costs of $1,129, $827, and $1,211,
     respectively)..........................................    25,758      17,337      18,411
  General and administrative................................     5,903       3,159       2,974
  Minority interests in earnings of consolidated
     partnerships...........................................     1,024         172          --
  Nonrecurring loss on exchange of debentures for common
     stock..................................................        --          --       3,596
                                                              --------     -------     -------
                                                                83,568      53,642      50,079
                                                              --------     -------     -------
INCOME (LOSS) BEFORE GAINS ON SALE OF REAL ESTATE...........    29,561      15,864        (192)
  Gains on sale of real estate..............................    35,292       5,594          74
                                                              --------     -------     -------
NET INCOME (LOSS)...........................................    64,853      21,458        (118)
  Less preferred dividend requirements......................     4,856         855          --
                                                              --------     -------     -------
INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO COMMON
  SHAREHOLDERS..............................................  $ 59,997     $20,603     $  (118)
                                                              ========     =======     =======
EARNINGS (LOSS) PER SHARE
  Basic.....................................................  $   3.01     $  1.51     $ (0.02)
                                                              ========     =======     =======
  Diluted...................................................  $   2.76     $  1.47     $ (0.02)
                                                              ========     =======     =======

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                COMMON STOCK     PREFERRED STOCK                                            RETAINED EARNINGS
                               ---------------   ---------------     OUTSTANDING      ADDITIONAL PAID-IN    (DISTRIBUTIONS IN
                               SHARES   AMOUNT   SHARES   AMOUNT   RESTRICTED STOCK        CAPITAL         EXCESS OF EARNINGS)
                               ------   ------   ------   ------   ----------------   ------------------   -------------------
Balance -- December 31,
  1995.......................   4,857    $ 49       --     $ --        $  (670)            $ 77,979             $ (5,378)
Common shares issued.........   4,880      49       --       --             --               79,917                   --
Net issuance of restricted
  stock......................      21      --       --       --           (208)                  --                   --
Dividends on common shares...      --      --       --       --             --                   --              (11,798)
Net loss.....................      --      --       --       --             --                   --                 (118)
                               ------    ----    -----     ----        -------             --------             --------
Balance -- December 31,
  1996.......................   9,758      98       --       --           (878)             157,896              (17,294)
Common shares issued.........  10,189     102       --       --             --              200,787                   --
Preferred shares issued......      --      --    2,763       28             --               52,504                   --
Net issuance of restricted
  stock......................      21      --       --       --             60                   --                   --
Dividends on common shares...      --      --       --       --             --                   --              (25,066)
Dividends on preferred
  shares.....................      --      --       --       --             --                   --                 (855)
Net Income...................      --      --       --       --             --                   --               21,458
                               ------    ----    -----     ----        -------             --------             --------
Balance -- December 31,
  1997.......................  19,968     200    2,763       28           (818)             411,187              (21,757)
Common shares issued.........      50       1       --       --             --                  932                   --
Preferred shares issued......      --      --       --       --             --                  (26)                  --
Net issuance of restricted
  stock......................      --      --       --       --           (385)                  --                   --
Dividends on common shares...      --      --       --       --             --                   --              (33,805)
Dividends on preferred
  shares.....................      --      --       --       --             --                   --               (4,856)
Net income...................      --      --       --       --             --                   --               64,853
                               ------    ----    -----     ----        -------             --------             --------
Balance -- December 31,
  1998.......................  20,018    $201    2,763     $ 28        $(1,203)            $412,093             $  4,435
                               ======    ====    =====     ====        =======             ========             ========


                                TOTAL
                               --------
Balance -- December 31,
  1995.......................  $ 71,980
Common shares issued.........    79,966
Net issuance of restricted
  stock......................      (208)
Dividends on common shares...   (11,798)
Net loss.....................      (118)
                               --------
Balance -- December 31,
  1996.......................   139,822
Common shares issued.........   200,889
Preferred shares issued......    52,532
Net issuance of restricted
  stock......................        60
Dividends on common shares...   (25,066)
Dividends on preferred
  shares.....................      (855)
Net Income...................    21,458
                               --------
Balance -- December 31,
  1997.......................   388,840
Common shares issued.........       933
Preferred shares issued......       (26)
Net issuance of restricted
  stock......................      (385)
Dividends on common shares...   (33,805)
Dividends on preferred
  shares.....................    (4,856)
Net income...................    64,853
                               --------
Balance -- December 31,
  1998.......................  $415,554
                               ========

                             See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    --------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)......................................  $  64,853    $  21,458    $   (118)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation........................................     20,386       12,008       8,236
     Amortization of debenture discount and financing
       costs.............................................      1,129          827       1,211
     Minority interests in earnings of consolidated
       partnerships......................................      1,024          172          --
     Nonrecurring loss on exchange of debentures for
       common stock......................................         --           --       3,596
     Gain on sale of real estate.........................    (35,292)      (5,594)        (74)
     Compensation recognized related to restricted stock
       issued to employees...............................       (385)          59         208
     Net increase in other assets........................     (7,370)      (4,532)     (4,563)
     Net increase in liabilities.........................      6,821        3,338          27
                                                           ---------    ---------    --------
  Net cash provided by operating activities..............     51,166       27,736       8,523
                                                           ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and improvements to properties............   (201,160)    (332,324)    (87,442)
  Development expenditures...............................    (31,565)     (29,936)     (2,171)
  Proceeds from sale of real estate......................     92,025       15,115       7,695
  Purchase of property and equipment, net................         --       (3,452)         --
                                                           ---------    ---------    --------
  Net cash used in investing activities..................   (140,700)    (350,597)    (81,918)
                                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from unsecured line of credit.................    236,419      158,278      28,075
  Repayment of unsecured line of credit..................   (119,869)    (154,764)    (29,462)
  Proceeds from mortgage notes payable...................     18,300       97,921      63,600
  Repayment of mortgage notes payable....................    (28,411)     (19,784)    (14,659)
  Proceeds from construction loans.......................     19,515        4,800          --
  Repayment of construction loans........................     (5,962)          --          --
  Debentures converted to common shares..................       (348)      (1,635)    (42,114)
  Issuance of common shares..............................        907      200,891      76,370
  Issuance of preferred shares...........................         --       52,531          --
  Minority interests contributions.......................      7,462        5,636          --
  Dividends on common shares.............................    (33,583)     (20,215)     (9,739)
  Dividends on preferred shares..........................     (4,086)        (855)         --
                                                           ---------    ---------    --------
  Net cash provided by financing activities..............     90,344      322,804      72,071
                                                           ---------    ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....        810          (57)     (1,324)
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD.........      1,466        1,523       2,847
                                                           ---------    ---------    --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD...............  $   2,276    $   1,466    $  1,523
                                                           =========    =========    ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Pacific Gulf Properties Inc. was incorporated in Maryland in August 1993. The Company operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, which owns, operates, leases, acquires, rehabilitates and develops light industrial and business park properties and multifamily properties including active senior and family-style apartment communities. The Company commenced operations on February 18, 1994 upon the completion of its initial public offerings and consummation of certain formation transactions.

  Basis of Presentation

     The consolidated financial statements include the Company's accounts and all subsidiaries and partnerships over which it has control. The Company's controlled partnerships and subsidiaries include PGP Inland Communities, L.P., PGP -- Terrace Gardens Holdings Inc., PGP -- Morning View Terrace Holdings Inc., PGP Northern Industrial, L.P., PGP Southern Industrial II, L.P., Pacific Inland Communities LLC and PGP Von Karman Properties. Minority interests represent the ownership interests of outside limited partners in certain of the partnerships controlled by the Company. All intercompany accounts and transactions have been eliminated in consolidation.

  Real Estate Assets

     Real estate assets consist of operating properties and properties under development. Operating properties are held for investment and carried at cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation is generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 40 years. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.

     Properties under development are carried at cost. The cost of development includes land acquisition and infrastructure costs, direct and indirect construction costs and carrying costs including interest and taxes. Land acquisition and infrastructure costs are allocated to components of properties based on relative fair value. Interest and property taxes are capitalized to properties while development activities are in progress. When a project or property under development is completed, all related holding and operating costs are expensed as incurred.

     Impairment losses are recorded on long-lived assets used in operations and properties under development when indicators of impairment are present and the assets' carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of December 31, 1998, no indicators of impairment existed and no impairment losses have been recorded.

     The Company adopted the provisions of EITF 97-11, Accounting for Internal Costs Related to Real Estate Property Acquisitions, effective April 1, 1998. Accordingly, the Company ceased capitalizing its internal acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for operations. The Company continues capitalizing internal acquisition costs associated with properties which are under development.

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

  Fair Value of Financial Instruments

     The carrying amounts of the Company's short-term investments and loans payable approximate their fair values as of December 31, 1998.

     The fair value as of December 31, 1998 of the Company's convertible subordinated debentures, based on the closing price of the debentures on the last trading day in 1998 on the American Stock Exchange, was $12,912,000.

  Dividend Reinvestment Plan

     During the years ended December 31, 1998 and 1997, the Company issued 2,156 and 1,225 shares, respectively, under the Company's Dividend Reinvestment Plan.

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

  Interest

     Interest incurred for the years ended December 31, 1998, 1997 and 1996 totaled $28,810,000, $19,469,000 and $18,626,000, respectively. Interest incurred in 1998, 1997 and 1996 includes $1,041,000, $1,100,000, and $4,720,000 related to the Company's convertible subordinated debentures.

     For the years ended December 31, 1998 and 1997, the Company capitalized $3,052,000 and $2,132,000 of interest related to properties under development.

     Interest paid for the years ended December 31, 1998, 1997 and 1996 totaled $27,732,000, $18,932,000 and $18,803,000, respectively. In December 1996, the
Company exchanged $42,069,000 in principal amount of convertible subordinated debentures in connection with the Company's tender offer (filed on December 11, 1996 with the Securities and Exchange Commission) to induce early conversion of its convertible subordinated debentures (Note 4). As a result, $1,282,000 of interest was paid to the debenture holders upon conversion; had the conversion not occurred, such interest would have been paid to debenture holders in 1997.

                          PACIFIC GULF PROPERTIES INC.

  Gain on Sale of Real Estate

     Gains on sale of real estate are recognized by the Company when title to the real estate passes to the buyer, an adequate down payment is received, the collectibility of notes received from buyers is reasonably assured, and all other conditions necessary for profit recognition have been satisfied.

  Income Taxes

     The Company has elected to be taxed as a REIT. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 95% of its REIT taxable income, as defined by the Internal Revenue Code ("IRC"), to its shareholders, among other requirements.

  Per Share Data

     The Company reports earnings per share pursuant to Statement of Financial Accounting Standards No. 128 ("Statement No. 128"). All earnings per share amounts for all periods presented reflect basic and diluted earnings per share and have been restated from the previous standard of primary and fully diluted earnings per share. (See Note 10 for additional information.)

  Use of Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended December 31, 1998. Actual results could differ from those estimates in the near term.

  Recently Issued Accounting Standards

     The Financial Accounting Standards Board has issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted on January 1, 2000. At that time, the Company will be required to report the fair value of derivatives and reflect adjustments to the carrying amount of hedged items as gains or losses. The Company does not believe the additional requirements will have a significant impact on its disclosures.

  Reclassifications

     Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

                          PACIFIC GULF PROPERTIES INC.

 2. REAL ESTATE ASSETS

     The Company's real estate assets consist of the following at December 31:

                              OPERATING PROPERTIES

                                                              1998            1997
                                                          ------------    ------------
INDUSTRIAL PROPERTIES
     Land...............................................  $187,416,000    $130,586,000
     Buildings and improvements.........................   500,837,000     344,156,000
                                                          ------------    ------------
                                                           688,253,000     474,742,000
     Accumulated depreciation...........................   (34,249,000)    (19,697,000)
                                                          ------------    ------------
                                                           654,004,000     455,045,000
                                                          ------------    ------------
MULTIFAMILY PROPERTIES
  Active Senior Apartments
     Land...............................................    14,116,000      12,455,000
     Buildings and improvements.........................    56,270,000      48,151,000
                                                          ------------    ------------
                                                            70,386,000      60,606,000
     Accumulated depreciation...........................    (3,303,000)     (1,618,000)
                                                          ------------    ------------
                                                            67,083,000      58,988,000
                                                          ------------    ------------
  Family Apartments
     Land...............................................    28,388,000      42,748,000
     Buildings and improvements.........................    76,161,000     122,853,000
                                                          ------------    ------------
                                                           104,549,000     165,601,000
     Accumulated depreciation...........................   (12,224,000)    (17,833,000)
                                                          ------------    ------------
                                                            92,325,000     147,768,000
                                                          ------------    ------------
TOTAL OPERATING PROPERTIES
     Land...............................................   229,920,000     185,789,000
     Buildings and improvements.........................   633,268,000     515,160,000
                                                          ------------    ------------
                                                           863,188,000     700,949,000
     Accumulated depreciation...........................   (49,776,000)    (39,148,000)
                                                          ------------    ------------
                                                          $813,412,000    $661,801,000
                                                          ============    ============

OPERATING PROPERTIES

  Industrial Properties

     At December 31, 1998, the Company owns and operates 68 industrial properties containing an aggregate of 14,310,000 leasable square feet located in the states of California, Washington, Nevada, Arizona and Oregon. During 1998, the Company purchased 18 industrial properties located in California, Nevada, Arizona and Oregon containing an aggregate of 3,278,000 leasable square feet.

     The Company's industrial properties are leased to tenants under operating leases with terms ranging from 1 to 5 years. The minimum future lease payments to be received from noncancelable industrial leases for each of the next five years ending December 31 and thereafter, are summarized as follows:

1999............................  $21,267,000
2000............................   17,412,000
2001............................   14,062,000
2002............................    8,669,000
2003............................    7,211,000
Thereafter......................    5,489,000
                                  -----------
                                  $74,110,000
                                  ===========

                          PACIFIC GULF PROPERTIES INC.

  Multifamily Properties

     At December 31, 1998, the Company owns and operates 19 multifamily properties containing 3,265 apartment units located in Southern California, including 8 multifamily properties with 1,438 units for active seniors. During 1998, the Company sold six family apartment properties containing 1,556 apartment units located in the state of Washington. (See Note 9.)

                          PROPERTIES UNDER DEVELOPMENT

                                                                 1998          1997
                                                              -----------   -----------
INDUSTRIAL PROPERTIES
     Land...................................................  $16,467,000   $14,987,000
     Buildings and improvements.............................   23,459,000     9,744,000
                                                              -----------   -----------
                                                               39,926,000    24,731,000
                                                              ===========   ===========
MULTIFAMILY PROPERTIES
  Active Senior Apartments
     Land...................................................           --     1,642,000
     Buildings and improvements.............................           --     5,734,000
                                                              -----------   -----------
                                                                       --     7,376,000
                                                              ===========   ===========
TOTAL PROPERTIES UNDER DEVELOPMENT
     Land...................................................   16,467,000    16,629,000
     Buildings and improvements.............................   23,459,000    15,478,000
                                                              -----------   -----------
                                                              $39,926,000   $32,107,000
                                                              ===========   ===========

PROPERTIES UNDER DEVELOPMENT

  Industrial Properties

     During 1998, the Company completed and transferred to operating properties two rehabilitation projects; a 266,000 square foot warehouse in Algona, Washington and a 214,000 square foot warehouse in Whittier, California. The total rehabilitation cost for both properties was $2,900,000.

     During 1998, the Company also developed two buildings in Southern California on excess land adjacent to existing properties owned by the Company. A 34,000 square foot building was completed in Anaheim for a cost of $1,500,000 and a 56,000 square foot building was completed in the City of Industry for a cost of $2,000,000.

     As of December 1998, the Company has under development in Southern California, four industrial properties that will contain approximately 828,000 leasable square feet including 209,000 currently being leased, and one industrial property under rehabilitation containing approximately 376,000 leasable square feet. Development and rehabilitation costs for these properties totaled $20,562,000 and $2,897,000, respectively through December 31, 1998.

  Multifamily Properties

     In April 1998, the Company completed and transferred to operating properties, a 166 unit multifamily property for active seniors located in the master planned community of Rancho Santa Margarita, California (Fountains Senior Apartments). Total development cost incurred for the project was $7,446,000.

                          PACIFIC GULF PROPERTIES INC.

 3. LOANS PAYABLE

     The Company's loans payable at December 31, 1998 and 1997 consist of the following:

                                                              1998            1997
                                                          ------------    ------------
Mortgage notes
  Conventional mortgage debt
     Industrial.........................................  $141,629,000    $134,860,000
     Active Senior......................................     4,620,000       4,679,000
     Family.............................................    26,355,000      48,909,000
                                                          ------------    ------------
                                                           172,604,000     188,448,000
  Tax exempt mortgage debt
     Industrial.........................................            --              --
     Active Senior......................................    44,697,000      38,699,000
     Family.............................................    20,815,000      21,080,000
                                                          ------------    ------------
                                                            65,512,000      59,779,000
Construction loans......................................    31,979,000      18,425,000
Unsecured line of credit................................   133,750,000      17,200,000
                                                          ------------    ------------
                                                          $403,845,000    $283,852,000
                                                          ============    ============

  Mortgage Notes

     At December 31, 1998, the Company's conventional mortgage debt consists of 20 notes secured by industrial properties and active senior and multifamily apartments, due in monthly installments and maturing at various dates through September 2025. Certain of the Company's conventional mortgage note agreements contain cross-collateralization provisions (see schedule III). Approximately $166,540,000 or 17 conventional mortgage notes bear fixed rates of interest ranging from 6.78% to 8.75% per annum. The remaining three conventional mortgage notes totaling $6,064,000 bear a variable rate of interest based on the Federal Home Loan Bank 11th District Rate plus 2.8%. The weighted average interest rate of the Company's conventional mortgage debt at December 31, 1998 was 7.59%. During the year ended December 31, 1998, the Federal Home Loan Bank 11th District Rate ranged from 4.76% to 4.99% and was 4.76% at December 31, 1998.

     At December 31, 1998, the Company's tax-exempt mortgage debt consists of eight notes totaling $65,512,000 that are secured by active senior properties and multifamily apartment properties. Seven of the tax-exempt mortgage notes totaling $56,112,000 and related bond financings are in a 30 year refunding agreement, which is backed by credit and liquidity support from guaranteed mortgage pass-through certificates issued by the Federal National Mortgage Association ("FNMA"). Standard & Poor's Rating Group assigned a rating of AAA to the bonds based on a collateral agreement with FNMA. The Company makes monthly principal and interest payments on the loans to a trustee, which in turn pays the bondholders when interest is due. The bonds are remarketed periodically and bear interest at fixed rates scheduled to increase from 3.75% to 5.20% through 2007. Principal payments on the loans are amortized based on scheduled amounts over a 30-year period. As part of the refunding agreement, the Company is required to deposit impounds with the trustee for property taxes, property and liability insurance and reserves for capital replacements on a semiannual basis. Unamortized finance costs and fees related to the refunding agreement are included in other assets and totaled $1,462,000 and $1,484,000 at December 31, 1998 and 1997, respectively. The weighted average interest rate of the Company's tax-exempt mortgage notes backed by FNMA, at December 31, 1998, was 6.35%.

                          PACIFIC GULF PROPERTIES INC.

     The Company's eighth tax-exempt mortgage note is a variable rate obligation supported by letters of credit from financial institutions. At December 31, 1998 the principal amount of the debt was $9,400,000 and the interest rate for 1998 averaged 4.77%.

  Construction Loans

     At December 31, 1998 the Company has four construction loans, which are payable to a bank, and are secured by industrial properties under development. The construction loans bear interest at LIBOR+ 1.30% to 1.50% or the reference rate payable monthly and mature between August 1999 and August 2000. Undisbursed funds on the construction loans at December 31, 1998 total $10,584,000. Upon completion of the properties, the Company has the option to convert the interest rate on the loans into a fixed rate of interest upon meeting certain conditions. At December 31, 1998, the prime rate was 7.75%.

  Unsecured Line of Credit

     In April 1998, the Company replaced its secured line of credit and unsecured bridge loan facility with a $150,000,000 unsecured revolving credit agreement (the "Line of Credit"). The interest rate payable under the new facility is LIBOR plus 1.30% or the reference rate. The facility matures in April 2001.

     The Company's Line of Credit contains certain debt covenants. The most significant covenants require the Company to maintain a minimum net worth, a leverage ratio based on a calculated asset value no greater than 55% (50% commencing June 1999), an interest coverage ratio in excess of 2.00 (measured on a quarterly basis) and a fixed charge coverage ratio of not less than 1.75. In addition, the Line of Credit contains a provision which limits the loan availability amount to approximately 58% of the value of the Company's unencumbered assets, less unsecured debt. As of December 31, 1998, the Company was in compliance with all debt covenants.

  Interest Rate Swap Agreements

     The Company has interest rate swap agreements that effectively convert certain floating rate mortgage notes to a fixed-rate basis, thus reducing the impact on future earnings of fluctuations in interest rates. At December 31, 1998, the Company's interest rate swap agreements have notional amounts totaling $34,500,000 under which the Company pays fixed rates of interest and receives floating rates of interest based on an index that is reset weekly. The swap counterparties are all financial institutions rated AAA by Standard & Poor's. The rate differences to be paid or received are accrued and included in interest expense as a yield adjustment and the related payable or receivable from counterparties is included in accrued liabilities or other assets. The interest rate swap agreements mature in August, 2000.

  Loans Payable Maturities

     The principal payments due on loans payable for each of the next five years ending December 31 and thereafter are summarized as follows:

1999...........................  $ 13,625,000
2000...........................    53,129,000
2001...........................   133,750,000
2002...........................    23,057,000
2003...........................            --
Thereafter.....................   180,284,000
                                 ------------
                                 $403,845,000
                                 ============

                          PACIFIC GULF PROPERTIES INC.

 4. CONVERTIBLE SUBORDINATED DEBENTURES

     At December 31, 1998 and 1997, outstanding convertible subordinated debentures totaled $12,244,000 and $12,592,000, net of unamortized discount of $53,000 and $102,000, respectively. The Company's debentures, which were issued in 1994 in an aggregate principal amount of $56,551,000, bear interest at 8.375% annually (payable in semiannual installments due in February and August of each year), and mature in February 2001. The Company's debentures are convertible into common shares at any time prior to maturity at the original conversion rate of 53.6986 common shares per $1,000 of debenture principal subject to certain restrictions (including ownership limits and other adjustments more fully described in the debentures' indenture agreement). The debentures are subordinate to all senior indebtedness of the Company and are redeemable by the Company, at their outstanding principal amount plus accrued interest thereon, at any time after February 15, 1999.

     During 1998 and 1997, $397,000 and $1,743,000 in aggregate principal amount of debentures were converted into shares of common stock, respectively. During 1996, $42,114,000 in aggregate principal amount of debentures were converted into shares of common stock, including $42,069,000 exchanged in December 1996 in connection with the Company's tender offer to induce early conversion of its convertible subordinated debentures. Pursuant to the Company's offer, the debentures tendered were exchanged at the rate of 58 shares of common stock for each $1,000 debenture principal or 4.3014 shares in excess of the original conversion rate (the "excess common shares"). As part of the exchange, the Company issued a total of 2,440,002 common shares, and recognized a nonrecurring loss of $3,596,000 for the year ended December 31, 1996. The loss was directly associated with the issuance of 180,956 excess common shares at a price of $19.875 per share, the market price of the shares on the date of the exchange.

     The debenture discount is amortized to expense producing an effective interest rate of 8.76%. Debenture issuance costs are carried in other assets, net of related amortization. Deferred debenture costs totaled $3,005,000 upon issuance of which $1,412,000 has been amortized to expense and $1,394,000 has been charged to additional paid-in capital in connection with conversions of debentures into common stock through December 31, 1998. At December 31, 1998, unamortized deferred debenture costs included in other assets totaled $199,000.

     At December 31, 1998, the Company was in compliance with the debenture covenants which impose certain restrictions on the payment of dividends by the Company in the event of certain defaults, except when the Company is required to pay such dividends in order to maintain its REIT status.

 5. BENEFIT PLANS

  1993 Share Option Plan

     The Company has a share option plan to provide incentives to attract and retain officers and employees (the "1993 Share Option Plan"). The 1993 Share Option Plan provides for grants of stock options, awards of restricted common stock and grants of stock appreciation rights. Shares available under the 1993 Share Option Plan for such purposes total 2,300,000 common shares (300,000 of which have been reserved for awards to non-employee directors).

                          PACIFIC GULF PROPERTIES INC.

  Stock Options

     The stock options listed in the table below primarily vest in equal installments over a five-year period from the date of the grant and expire ten years from the original grant date.

                                                           NUMBER OF    EXERCISE PRICE
                                                            OPTIONS        PER SHARE
                                                           ---------    ---------------
Outstanding at December 31, 1995.........................    227,700    $15.00 - $18.25
Granted..................................................     13,500    $16.75
                                                           ---------    ---------------
Outstanding at December 31, 1996.........................    241,200    $15.00 - $18.25
Granted..................................................    468,000    $20.75 - $23.75
Canceled.................................................     (4,000)   $18.25
Exercised................................................    (13,550)   $16.25 - $21.38
                                                           ---------    ---------------
Outstanding at December 31, 1997.........................    691,650    $15.00 - $23.75
Granted..................................................    340,000    $19.50 - $22.56
Canceled.................................................     (3,500)   $18.25
Exercised................................................       (900)   $21.38
                                                           ---------    ---------------
Outstanding at December 31, 1998.........................  1,027,250    $15.00 - $23.75
                                                           =========

     Pursuant to Statement of Financial Accounting Standards No. 123 ("Statement No. 123"), Accounting and Disclosure of Stock-Based Compensation, issued in October 1995, the Company applies the methodology prescribed by APB Opinion 25 and related interpretations to account for outstanding stock options. Accordingly, no compensation cost is recognized in the financial statements related to stock options awarded to officers, directors and employees under the 1993 Share Option Plan. As required by Statement No. 123, for disclosure purposes only, the Company measures the amount of compensation cost which would have been recognized related to stock options had the fair value of the options at the date of grant been used for accounting purposes. Based on such calculations, net income and earnings per share amounts would be approximately the same as the amounts reported by the Company. The Company estimated the fair value of the stock options at date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.29%; a dividend yield of 7.93%; a volatility factor for the market price of the Company's common stock of 0.140; and a weighted average expected life of 10 years for the stock options.

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

                          PACIFIC GULF PROPERTIES INC.

     The restricted stock awards listed in the table below were awarded to employees based on performance and vest over periods ranging between one to seven years.

                                                            NUMBER OF
                                                             AWARDS
                                                            ---------
Outstanding at December 31, 1996..........................   28,296
Granted...................................................   20,500
                                                             ------
Outstanding at December 31, 1997..........................   48,796
Granted...................................................   25,261
                                                             ------
Outstanding at December 31, 1998..........................   74,057
                                                             ------
Vested at December 31, 1998...............................   26,596
                                                             ======

     At December 31, 1998 and 1997, the unamortized amount of outstanding restricted stock issued to employees which will be charged to compensation expense in future periods totaled $1,203,000 and $818,000, respectively.

  Thrift Plan

     The Company has a thrift plan under which employees may elect to contribute up to 21% of their annual compensation, excluding bonuses, on a combination before-and-after tax basis. Contributions by the employee are matched by the Company at a 75% rate with total matching contributions not exceeding 4 1/2% of the contributing employee's annual compensation up to a maximum of 6% of compensation. Matching contributions and employee contributions are invested in a fixed income fund, various growth funds, or a combination thereof, according to the employee's choice. The thrift plan provides for 20% vesting of contributions by the Company for each full year of service, increasing to 100% vesting after five years of service. Contributions made by the Company to the thrift plan for the years ended December 31, 1998, 1997 and 1996 totaled $113,000, $29,000 and $58,000 respectively.

  Retirement Income Plan

     The Company has a defined benefit retirement plan for full time employees who are at least 21 years of age with one or more years of service. Plan assets consist of investments in a life insurance group annuity contract. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment. Funding requirements comply with federal requirements that are imposed by law. The Company has adopted Statement No. 132, Employers' Disclosures About Pensions and Other Post-Retirement Benefits, in 1998. Accordingly, the following information reflects the required disclosures pursuant to that Statement.

     Net periodic pension cost related to the retirement income plan includes amortization of past service cost over a remaining period of 27 years. Based upon actuarial valuation dates as of December 31, 1998 and 1997, the benefit obligations were $1,878,000 and $1,598,000, respectively, and the plan's net assets available for benefits were $1,142,000 in 1998 and $704,000 in 1997.

                          PACIFIC GULF PROPERTIES INC.

     The Company's net periodic pension cost for the years ended December 31, 1998, 1997, and 1996 consists of the following components:

                                                       1998        1997        1996
                                                     --------    --------    --------
Service cost.......................................  $274,000    $116,000    $101,000
Interest cost on projected benefit obligation......   112,000      65,000      53,000
Expected return on plan assets.....................   (62,000)    (41,000)    (42,000)
Amortization of transition (Asset)/obligation......     7,000          --          --
Amortization of unrecognized prior service costs
  and unrecognized net obligation..................    24,000       1,000       6,000
                                                     --------    --------    --------
Net periodic pension cost..........................  $355,000    $141,000    $118,000
                                                     ========    ========    ========

     The following table sets forth the plan's funded status for the fiscal year ending December 31, 1998 and December 31, 1997:

                                                                 1998          1997
                                                              ----------    ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $1,598,000    $  866,000
Service cost................................................     275,000       116,000
Interest cost...............................................     112,000        65,000
Plan participant contributions..............................          --            --
Actuarial (gain)/loss.......................................    (107,000)      420,000
Benefits paid...............................................          --            --
Other.......................................................          --       131,000
                                                              ----------    ----------
Benefit obligation at end of year...........................  $1,878,000    $1,598,000
                                                              ==========    ==========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............     704,000       531,000
Actual return on plan assets................................     109,000        42,000
Employer contributions......................................     329,000       131,000
Plan participant contributions..............................          --            --
Benefits paid...............................................          --            --
Other.......................................................          --            --
                                                              ----------    ----------
Fair value of plan assets at end of year....................  $1,142,000    $  704,000
                                                              ==========    ==========
RECONCILIATION OF FUNDED STATUS
Funded status (underfunded)/overfunded......................  $ (735,000)   $ (894,000)
Unrecognized net actuarial (gain)/loss......................     293,000       464,000
Unrecognized transition (asset)/obligation..................     160,000       167,000
Unrecognized prior service cost.............................     124,000       131,000
                                                              ----------    ----------
(Accrued)/prepaid benefit cost..............................  $ (158,000)   $ (132,000)
                                                              ==========    ==========
ADDITIONAL MINIMUM LIABILITY DISCLOSURES
Accrued benefit liability...................................  $       --    $ (129,000)
Intangible asset............................................          --            --
Other comprehensive income, not adjusted for applicable
  income tax................................................  $       --    $       --

                          PACIFIC GULF PROPERTIES INC.

     Assumptions used in determining the status of the Company's retirement income plan are as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
Weighted average discount rate..............................  6.5%    7.0%    7.5%
Weighted average rate of increase in compensation levels....  4.9%    4.9%    5.0%
Expected long-term rate of return on plan assets............  7.5%    7.5%    8.5%

  Deferred Compensation Agreements

     In conjunction with its initial public offerings, the Company assumed the deferred compensation obligations attributable to employees who were previously employed by its predecessor. Deferred compensation agreements were provided to selected management employees with a fixed benefit at retirement. Benefits were based primarily on years of service and qualifying compensation during the final years of employment. During 1995, the deferred compensation agreements were substantially replaced with restricted stock. (See "Restricted Stock Awards.")

 6. CONSOLIDATED REAL ESTATE PARTNERSHIPS

     The Company's consolidated partnerships include the following:

  PGP Inland Communities, L.P.

     PGP Inland Communities, L.P., a Delaware limited partnership (the "Partnership") was formed by the Company in August 1995 for the purpose of acquiring and operating 11 multifamily properties consisting of 1,368 apartment units located in Southern California (the "Properties") which were contributed by unrelated parties. In exchange for contributing the Properties to the Partnership, the unrelated parties received approximately 225,452 limited partnership units representing an initial ownership interest of approximately 22%. The Company is the sole general partner in the Partnership and currently holds an ownership interest of approximately 82%. The terms of the Partnership agreement provide that all net income (and cash flow) from the Properties be allocated (distributed) to the Company until the Properties have achieved a threshold net operating income of $6,200,000 for any given year, and cumulatively for all prior years. The Partnership's results of operations since 1995 have been fully allocated to the Company. Beginning in August 1997, the Partnership's limited partnership units can be tendered for redemption on a one-for-one basis for cash or for shares of common stock at the election of the Company. As of December 31, 1998, 45,982 of these units have been tendered for cash, the cost of which has been capitalized to the properties.

  Terrace Gardens -- PGP L.P. and Morning View Terrace -- PGP L.P.

     In June 1997, the Company, through its subsidiaries, PGP Terrace Gardens Holdings Inc. and PGP Morning View Terrace Holdings Inc., acquired a controlling general partner interest in two existing limited partnerships ("Terrace Gardens" and "Morning View") that own two adjacent active seniors apartment communities located in Escondido, California. The properties contain an aggregate of 551 apartment units. Following the acquisition, the Company became the sole general partner of the existing limited partnerships (Terrace Gardens-PGP L.P. and Morning View Terrace-PGP L.P.) that own and manage the properties. The existing partners of the partnerships received an aggregate of approximately 266,000 limited partnership units in such partnerships valued at $5,596,000. Beginning in June 1999, the limited partnership units can be tendered for redemption to the Company. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the Company's common shares. During 1997, approximately 125,000 limited partnership units were tendered for cash, the cost of which was capitalized to the properties. As a result of the tender, the Company currently holds an ownership interest of approximately 58%. Net income

                          PACIFIC GULF PROPERTIES INC.

from the partnerships is allocated to the limited partners based on an amount equal to the Company's dividend rate on common stock applied to the number of limited partnership units held by stock partners and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available.

  PGP Northern Industrial L.P.

     On October 20, 1997, the Company acquired a controlling general partner interest in PGP Northern Industrial L.P., a California limited partnership ("PGP Northern")which owns two industrial properties ("Eden Plaza/Eden Industrial") containing approximately 501,000 leasable square feet located in Hayward, California. The Company acquired such interest for a cash contribution of approximately $3,977,000. The previous owners of Eden Plaza/Eden Industrial became limited partners in PGP Northern and received 143,391 limited partnership units valued at $2,869,000 in exchange for the contribution of the two industrial properties. The limited partnership units can be tendered for redemption to the Company. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the common shares. At December 31, 1998, the Company holds an ownership interest of approximately 59%. Net income from the partnership is allocated to the limited partners based on an amount equal to the Company's dividend rate on common stock applied to the number of limited partnership units held by such partners and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available.

  PGP Southern Industrial II, L.P.

     On March 13, 1998, the company acquired a controlling general partner interest in PGP Southern Industrial II, L.P., a California limited partnership ("PGP Southern") which owns a 168,000 square foot distribution facility located in Garden Grove, California. The other partner in the partnership received an aggregate of 404,950 limited partnership units in the partnership for an aggregate value of $9,000,000. Beginning in March, 1999 the limited partnership units can be tendered for redemption to the Company. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the common shares. Net income from the partnerships is allocated to the limited partners based on an amount equal to the Company's dividend rate on common stock applied to the number of limited partnership units held by stock partners and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available.

                          PACIFIC GULF PROPERTIES INC.

     Condensed unaudited combined financial information for the consolidated real estate partnerships as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996 follows:

                                                              1998            1997
                                                          ------------    ------------
Real estate assets
  Land..................................................  $ 34,903,000    $ 31,983,000
  Buildings and improvements............................    96,087,000      86,453,000
                                                          ------------    ------------
                                                           130,990,000     118,436,000
Accumulated depreciation................................    (6,886,000)     (3,764,000)
                                                          ------------    ------------
                                                           124,104,000     114,672,000
Cash and other assets...................................     8,404,000       3,185,000
                                                          ------------    ------------
                                                          $132,508,000    $117,857,000
                                                          ============    ============
Liabilities (primarily tax-exempt and mortgage notes)...  $ 90,749,000    $ 86,430,000
Partners' Capital
  Company...............................................    23,947,000      22,101,000
  Minority interests....................................    17,812,000       9,326,000
                                                          ------------    ------------
                                                            41,759,000      31,427,000
                                                          ------------    ------------
                                                          $132,508,000    $117,857,000
                                                          ============    ============

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------    -----------    -----------
Revenues....................................  $18,505,000    $12,999,000    $10,415,000
Expenses....................................   13,575,000     12,129,000      9,691,000
                                              -----------    -----------    -----------
Net income..................................  $ 4,930,000    $   870,000    $   724,000
                                              ===========    ===========    ===========
Company's share of net income...............  $ 3,906,000    $   698,000    $   724,000
Minority partners' interest in earnings
  of consolidated partnerships..............    1,024,000        172,000             --
                                              -----------    -----------    -----------
                                              $ 4,930,000    $   870,000    $   724,000
                                              ===========    ===========    ===========

 7. COMMITMENTS AND CONTINGENCIES

  General Matters

     The Company's commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial statements.

     As of December 31, 1998, 11% of the apartment units within the Company's multifamily properties were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants.

  Ground Lease Commitments

     One of the Company's industrial properties is subject to a ground lease that expires in July 2035 which is accounted for as an operating lease. Monthly ground lease payments total $22,000 and are subject to increases based on the Consumer Price Index, with the next adjustment in September 2000. Ground lease payments during 1998 and 1997 totaled $261,000 and $246,000, respectively. Two other ("PGBP-Irvine" and "PGBP-Cerritos") industrial properties acquired in December 1997 are subject to ground leases which expire in August 2029 and April 2034, respectively. Monthly ground lease payments total $25,000 and $38,000 and are

                          PACIFIC GULF PROPERTIES INC.

subject to increases based on the Consumer Price Index, with the next adjustment in April 1999 and October 1999 for Irvine and Cerritos, respectively. Ground lease payments during 1998 and 1997 on the Irvine property totaled $303,000 and $6,700 respectively and ground lease payments on the Cerritos property totaled $455,000 and $9,800, respectively. During June 1998, the Company acquired a property in Tustin which is subject to a ground lease which expires in January 2044. Annual ground lease payments in the amount of $101,000 are due in January of each year; such payments are expected to increase in January 2000 based on a reappraisal of the land value.

     The minimum future ground lease payments to be made for each of the next five years ending December 31 and thereafter, are summarized as follows:

1999............................  $ 1,122,000
2000............................    1,122,000
2001............................    1,122,000
2002............................    1,122,000
2003............................    1,122,000
Thereafter......................   33,232,000

  Letter of Credit

     In December 1998 in conjunction with the sale of the Company's Washington apartment communities, the Company restructured the existing indebtedness on the Hampton Bay apartment community. The lender, a life insurance company, released the Hampton Bay property as collateral and accepted a letter of credit in the amount of $9,400 000 as substitution collateral. The Company intends to replace the letter of credit by providing its City of Industry industrial project as replacement collateral.

 8. CAPITAL STOCK

  Common Shares

     In May 1998, the shareholders voted to approve an amendment to the Company's Articles of Amendment and Restatement as filed with Maryland's State Department of Assessments and Taxation (the "Charter") that increased the number of authorized shares of Common Stock, par value $.01 per share from 25,000,000 shares to 100,000,000 shares, and to eliminate the 30,000,000 of Excess Stock authorized.

  Shelf Registration Statements

     During 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $250,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company (the "1997 Shelf Registration Statement"). The 1997 Shelf Registration Statement was declared effective April 11, 1997 by the Securities and Exchange Commission. Availability under the 1997 Shelf Registration Statement at December 31, 1998 was $56,126,000.

     During 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company (the "1998 Shelf Registration Statement"). The 1998 Shelf Registration Statement was declared effective April 23, 1998 by the Securities and Exchange Commission. Availability under the 1998 Shelf Registration Statement at December 1998 was $300,000,000.

                          PACIFIC GULF PROPERTIES INC.

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

  Preferred Stock

     During 1997, the Company issued 1,351,351 shares of Class A Senior Cumulative Convertible Preferred Stock (the "Class A Preferred Stock") to an investor at a price of $18.50 per share pursuant to an agreement entered in December 1996. The Class A Preferred Stock were issued under the 1996 Shelf Registration Statement. The net proceeds which totaled approximately $24,224,000 (net of fees and costs) were used to pay off a portion of a mortgage note, to purchase a portion of an industrial property portfolio, and for general corporate purposes.

     The Class A Preferred Stock are convertible into shares of common stock, on a one-for-one basis, subject to adjustment upon certain events. The annual dividend per share on the Class A Preferred Stock is $1.70 from the date of issuance until December 31, 1997 and thereafter, the greater of $1.70 per share or 104% of the then current dividend on the Company's common stock. At its option, the Company may redeem the Class A Preferred Stock beginning December 31, 2001 for cash at a premium of 6% over the initial $18.50 per share liquidation value, decreasing to zero % by December 31, 2009. The Class A Preferred Stock, or any shares of common stock into which such Class A Preferred Stock could be converted, were nontransferable until June 30, 1998.

     In May 1997, the Company entered into a second agreement with an investor to issue 1,411,765 shares of Class B Senior Cumulative Convertible Preferred Stock (the "Class B Preferred Stock") at a price of $21.25. On July 18, 1997, the Company, pursuant to this agreement, issued 470,588 shares of Class B Preferred Stock raising net proceeds of $9,014,000 (net of fees and costs). The proceeds were used together with funds from other sources to acquire an industrial portfolio consisting of five industrial properties. On October 23, 1997, the Company, pursuant to this agreement issued 235,294 additional shares of Class B Preferred Stock raising net proceeds of $4,824,000 (net of fees and costs). The net proceeds were used for general corporate purposes. On December 23, 1997, the Company issued the remaining 705,883 shares of Class B Preferred Stock pursuant to

                          PACIFIC GULF PROPERTIES INC.

the investor agreement and received net proceeds of $14,471,000 (net of fees and costs). The net proceeds were used to purchase a portion of an industrial property portfolio consisting of four industrial properties.

     In May 1998, the shareholders voted to approve an amendment to the Company's Charter that (a) increased the authorized number of shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), from 5,000,000 shares to 10,000,000 shares and (b) reclassified the issued and outstanding shares of Class B Preferred Stock as additional shares of Class A Preferred Stock and changed the liquidation preference of the Class A Preferred Stock to $19.91 per share to reflect the economic terms of such reclassification of the Class B Preferred Stock.

 9. GAINS ON SALE OF REAL ESTATE

     In December 1998, the Company sold five apartment properties located in Washington consisting of 1,322 apartment units for $78,500,000 and recognized a gain on sale of $28,913,000.

     In September 1998, the Company sold an apartment property located in Washington consisting of 234 apartment units for $13,525,000 and recognized a gain on sale of $6,379,000.

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

     In August 1996, the Company sold an undeveloped ten-acre parcel and a 55,656 square foot industrial building to an existing tenant pursuant to purchase options contained in the tenant's lease agreements. In connection with the sale, the Company received consideration totaling $7,695,000 and recognized a gain of $74,000. The rental income received under the existing lease agreements in 1996 totaled approximately $691,000.

10. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share which have been restated to comply with Statement No. 128:

                                                                1998                                      1997
                                               ---------------------------------------   ---------------------------------------
                                                               WEIGHTED                                  WEIGHTED
                                                                AVERAGE                                   AVERAGE
                                                EARNINGS        SHARES       EARNINGS     EARNINGS        SHARES       EARNINGS
                                               (NUMERATOR)   (DENOMINATOR)   PER SHARE   (NUMERATOR)   (DENOMINATOR)   PER SHARE
                                               -----------   -------------   ---------   -----------   -------------   ---------
BASIC EPS
Income available (loss attributable) to
 common stockholders.........................  $59,997,000    19,939,000       $3.01     $20,603,000    13,686,000       $1.51
                                               ===========    ==========       =====     ===========    ==========       =====
EFFECT OF DILUTIVE SECURITIES
Stock options................................                     31,000                                    17,000
Restricted stock.............................                     86,000                                    63,000
Limited partnership units....................   1,024,000        811,000                    172,000        363,000
Convertible Subordinated Debentures..........   1,171,000        660,000
Convertible Preferred Stock..................   4,856,000      2,763,000
DILUTED EPS..................................  $67,048,000    24,290,000       $2.76     $20,775,000    14,129,000       $1.47
                                               ===========    ==========       =====     ===========    ==========       =====

                                                                1996
                                               ---------------------------------------
                                                               WEIGHTED
                                                                AVERAGE
                                                EARNINGS        SHARES       EARNINGS
                                               (NUMERATOR)   (DENOMINATOR)   PER SHARE
                                               -----------   -------------   ---------
BASIC EPS
Income available (loss attributable) to
 common stockholders.........................   $(118,000)     6,312,000      $(0.02)
                                                =========      =========      ======
EFFECT OF DILUTIVE SECURITIES
Stock options................................                      6,000
Restricted stock.............................                     30,000
Limited partnership units....................                    225,000
Convertible Subordinated Debentures..........
Convertible Preferred Stock..................
DILUTED EPS..................................   $(118,000)     6,573,000      $(0.02)
                                                =========      =========      ======

     Shares of senior cumulative convertible preferred stock, convertible into 2,763,116 shares of common stock, were issued and outstanding during 1997 but were not included in computing diluted earnings per share. Including these shares of preferred stock in the computations increases earnings per share $.01, and are therefore considered antidilutive. Convertible subordinated debentures, convertible into 682,000 and

                          PACIFIC GULF PROPERTIES INC.

775,000 shares of common stock, were outstanding during 1997 and 1996, respectively but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

11. REPORTABLE SEGMENTS

     During the fourth quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company.

     The Company operates and develops industrial properties and multifamily properties (consisting of active senior and family apartments). The properties generate rental and other income through the leasing of industrial space and apartment units to a diverse base of tenants.

     The Company separately evaluates the performance of its industrial and multifamily operating segments and allocates resources primarily based on net operating income ("NOI"). NOI is defined by the Company as rental income less rental property expenses. Accordingly, NOI excludes certain expenses such as interest, depreciation and minority interests in consolidated partnerships which are included in the determination of Net Income under generally accepted accounting principles.

     NOI from industrial properties totaled $59,525,000, $28,198,000 and $15,475,000 for the years ended December 31, 1998, 1997 and 1996, respectively. NOI from multifamily properties totaled $23,107,000, $20,342,000 and $17,550,000 for the years ended 1998, 1997 and 1996, respectively.

     All revenues are from external customers and no revenues are generated from transactions between segments. There are no tenants which contributed 10% or more of the Company's total revenues during 1998, 1997 or 1996. Interest expense on debt is not allocated to the segments or individual properties even if such debt is secured by the properties. Certain items in the consolidated statements of operations such as minority interest in consolidated partnerships are not allocated to the properties. Additionally, there is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.

                          PACIFIC GULF PROPERTIES INC.

12. SELECTED QUARTERLY DATA (UNAUDITED)

     The following tables set forth the quarterly results of operations of the Company for the years ended December 31, 1998 and 1997:

                                               FIRST     SECOND      THIRD     FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              -------    -------    -------    -------
1998
Revenues....................................  $25,318    $27,799    $29,792    $30,220
Income before gains on sale of real
  estate....................................  $ 7,415    $ 7,643    $ 7,221    $ 7,282
Gains on sale of real estate................       --         --    $ 6,427    $28,865
Income available to common shareholders.....  $ 6,208    $ 6,436    $12,441    $34,912
Earnings per share:
  Basic.....................................  $  0.31    $  0.32    $  0.62    $  1.75
  Diluted...................................  $  0.31    $  0.32    $  0.58    $  1.51
1997
Revenues....................................  $14,813    $15,919    $18,457    $20,317
Income before gain on sale of real estate...  $ 3,082    $ 3,597    $ 4,179    $ 5,006
Gain (loss) on sale of real estate..........       --    $  (111)        --    $ 5,705
Income available to common shareholders.....  $ 3,082    $ 3,371    $ 3,904    $10,246
Earnings per share:
  Basic.....................................  $  0.27    $  0.27    $  0.27    $  0.62
  Diluted...................................  $  0.26    $  0.26    $  0.27    $  0.60

                                                                    SCHEDULE III

                          PACIFIC GULF PROPERTIES INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

                                                                     COSTS
                                                                  CAPITALIZED
                                                                  SUBSEQUENT                   GROSS AMOUNTS AT WHICH CARRIED
                                        INITIAL COST TO COMPANY       TO                             AT CLOSE OF PERIOD
                                        -----------------------   ACQUISITION              --------------------------------------
                                                     BUILDING      LAND AND                 BUILDINGS
                                                       AND         BUILDING                    AND                   ACCUMULATED
     DESCRIPTION        ENCUMBRANCES      LAND     IMPROVEMENTS   IMPROVEMENT     LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
     -----------        ------------    --------   ------------   -----------   --------   ------------   --------   ------------
INDUSTRIAL PROPERTIES
California
  Baldwin Park........    $ 11,469      $    999     $ 27,876      $    625     $  8,155     $ 21,345     $ 29,500     $ 8,983
  Garden Grove........       5,300         4,230        4,564           568        4,230        5,132        9,362         721
  Ontario.............       6,600         5,310       10,801         1,878        5,310       12,679       17,989       1,643
  Rancho Cucamonga....       3,800         1,610        8,196           778        1,610        8,974       10,584       1,478
  Rancho Cucamonga....          --         1,666        3,367           621        1,666        3,988        5,654         499
  Vista...............       7,800         3,465        7,896           955        3,465        8,851       12,316       1,428
  Garden Grove........          --         3,905        3,016           819        3,905        3,835        7,740         464
  Santa Fe Springs
    (d)...............       2,475         1,725        2,041            77        1,725        2,118        3,843         152
  La Mirada...........          --         1,541        2,057           368        1,541        2,425        3,966         299
  Aliso Viejo (d).....       4,425         2,760        4,142           205        2,760        4,347        7,107         331
  Yorba Linda (d).....       4,125         2,713        3,625           310        2,713        3,935        6,648         315
  San Marcos (d)......       2,700         1,827        2,907           123        1,827        3,030        4,857         247
  Escondido (d).......       6,300         3,782        6,614           808        3,782        7,422       11,204         613
  Hayward.............          --         2,239        5,107           910        2,239        6,017        8,256         707
  San Marcos..........          --           825        1,838           186          825        2,024        2,849         189
  San Bernardino
    (d)...............       4,475         1,147        5,320           588        1,147        5,908        7,055         413
  City of Industry....       7,586         5,774        2,155         8,427        6,686        9,670       16,356         963
  San Diego...........          --            --        7,287           498           --        7,785        7,785         486
  Santa Ana...........          --         1,924        7,231           486        1,924        7,717        9,641         487
  Santa Ana...........          --         1,299        4,257           306        1,299        4,563        5,862         293
  Woodland............          --         1,824       11,002            76        1,824       11,078       12,902         517
  Chino (f)...........      34,000         2,208        8,483           187        2,208        8,670       10,878         472
  Downey (f)..........          --         3,568        8,027           145        3,568        8,172       11,740         407
  Fontana (f).........          --         2,801       11,422            58        2,801       11,480       14,281         551
  Fremont (f).........          --         4,985       12,034           231        4,985       12,265       17,250         606
  Rancho Bernardo
    (f)...............          --         4,737        9,467           256        4,737        9,723       14,460         489
  San Diego (g).......          --         5,518       10,581           763        5,516       11,346       16,862         346
  Concord.............          --         1,593        6,054           140        1,593        6,194        7,787         299
  Anaheim.............          --         1,589        5,333           357        1,589        5,690        7,279         180
  Sacramento..........          --         2,642       12,928           615        2,642       13,543       16,185         370
  Santa Clara.........          --         6,279       14,694           564        6,279       15,258       21,537         420
  Sunnyvale...........          --         2,864       11,482           140        2,864       11,622       14,486         320
  Fullerton...........          --         1,967        7,141             8        1,967        7,149        9,116         273
  Anaheim.............          --         2,509        3,630            51        2,509        3,681        6,190         108
  Anaheim.............          --         2,069        7,515         2,602        2,069       10,117       12,186         349
  Fullerton...........          --         1,197        4,336            71        1,197        4,407        5,604         120
  Sacramento..........          --         2,087        6,637            96        2,087        6,733        8,820         237
  Sacramento..........       2,805         2,788        6,739           177        2,788        6,916        9,704         246
  Anaheim.............          --           946        2,376            24          946        2,400        3,346          80
  Irvine..............          --            --        7,020           299           --        7,319        7,319         220
  Cerritos............          --            --        8,485           307           --        8,792        8,792         298
  Montebello..........          --         2,338        2,471           117        2,338        2,588        4,926          98
  Sacramento..........          --         1,216        3,500           272        1,216        3,772        4,988         133
  Hayward (e).........      11,833         2,062        4,617           823        2,062        5,440        7,502         279
  Hayward (e).........          --           653        1,462            29          653        1,491        2,144          57
  Hayward (e).........          --           653        1,462            31          653        1,493        2,146          60
  Hayward (e).........          --         2,614        5,847         1,266        2,614        7,114        9,728         296


                                                     MAXIMUM
                                                  LIFE ON WHICH
                                                  DEPRECIATION
                                                    IN LATEST
                                                     INCOME
                          DATE OF        DATE       STATEMENT
     DESCRIPTION        CONSTRUCTION   ACQUIRED    IS COMPUTED
     -----------        ------------   --------   -------------
INDUSTRIAL PROPERTIES
California
  Baldwin Park........    1983,1985      1994        30 Years
  Garden Grove........         1979      1994        40 Years
  Ontario.............         1991      1994        40 Years
  Rancho Cucamonga....    1987,1990      1994        40 Years
  Rancho Cucamonga....         1981      1994        40 Years
  Vista...............         1990      1994        40 Years
  Garden Grove........         1986      1996        40 Years
  Santa Fe Springs
    (d)...............         1981      1996        40 Years
  La Mirada...........         1975      1996        30 Years
  Aliso Viejo (d).....         1988      1996        40 Years
  Yorba Linda (d).....      1987-89      1996        40 Years
  San Marcos (d)......         1988      1996        40 Years
  Escondido (d).......      1988-92      1996        40 Years
  Hayward.............      1972-74      1996        30 Years
  San Marcos..........         1985      1996        30 Years
  San Bernardino
    (d)...............         1980      1996        30 Years
  City of Industry....          n/a      1996             n/a
  San Diego...........         1981      1996        30 Years
  Santa Ana...........    1974,1976      1997        40 Years
  Santa Ana...........    1974,1976      1997        40 Years
  Woodland............          n/a      1997        40 Years
  Chino (f)...........         1988      1997        30 Years
  Downey (f)..........         1988      1997        30 Years
  Fontana (f).........         1989      1997        30 Years
  Fremont (f).........         1980      1997        30 Years
  Rancho Bernardo
    (f)...............         1990      1997        30 Years
  San Diego (g).......    1980,1997      1997        30 Years
  Concord.............         1989      1997        30 Years
  Anaheim.............         1972      1997        40 Years
  Sacramento..........         1972      1997        40 Years
  Santa Clara.........         1972      1997        40 Years
  Sunnyvale...........         1972      1997        40 Years
  Fullerton...........         1980      1997        30 Years
  Anaheim.............         1961      1997        40 Years
  Anaheim.............         1951      1997        40 Years
  Fullerton...........         1979      1997        40 Years
  Sacramento..........    1988,1989      1997        30 Years
  Sacramento..........         1988      1997        30 Years
  Anaheim.............         1980      1997        30 Years
  Irvine..............         1979      1997        40 Years
  Cerritos............         1985      1997        30 Years
  Montebello..........         1985      1997        30 Years
  Sacramento..........         1988      1997        30 Years
  Hayward (e).........         1974      1997        40 Years
  Hayward (e).........         1973      1997        40 Years
  Hayward (e).........         1973      1997        40 Years
  Hayward (e).........         1973      1997        40 Years

                                                                     COSTS
                                                                  CAPITALIZED
                                                                  SUBSEQUENT                   GROSS AMOUNTS AT WHICH CARRIED
                                        INITIAL COST TO COMPANY       TO                             AT CLOSE OF PERIOD
                                        -----------------------   ACQUISITION              --------------------------------------
                                                     BUILDING      LAND AND                 BUILDINGS
                                                       AND         BUILDING                    AND                   ACCUMULATED
     DESCRIPTION        ENCUMBRANCES      LAND     IMPROVEMENTS   IMPROVEMENT     LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
     -----------        ------------    --------   ------------   -----------   --------   ------------   --------   ------------
  Lake Forest.........    $     --      $            $      0      $     54     $     --     $     54     $     54     $    54
  Upland..............          --         1,110        4,038            23        1,110        4,061        5,171          97
  Chatsworth..........          --         2,374        5,270           339        2,374        5,609        7,983         137
  Los Alamitos........          --         1,082        6,169           246        1,082        6,415        7,497         115
  Signal Hill.........          --         1,686        3,148            84        1,686        3,232        4,918          77
  North Highlands.....          --         2,107        3,789           298        2,107        4,087        6,194          97
  Garden Grove........       2,374         6,098        5,625           349        6,098        5,974       12,072          83
  Irvine..............          --         3,803        7,464             7        3,803        7,471       11,274         104
  Tustin..............          --            --       19,069           177           --       19,246       19,246         269
  Whittier............          --         2,505        6,625             9        2,505        6,634        9,139          85
  Concord.............          --         3,243        4,835             1        3,243        4,836        8,079          --
  Dublin..............          --         8,233       14,873            --        8,233       14,873       23,106          --
  Hayward.............          --         3,193        4,877            --        3,193        4,877        8,070          --
  Sacramento..........          --         1,288        5,158            --        1,288        5,158        6,446          --
  Garden Grove........          --         2,920        6,096             3        2,920        6,099        9,019         155
Arizona
  Phoenix.............          --         4,527       10,870            --        4,527       10,870       15,397          --
  Tempe...............          --         1,270        3,039             1        1,270        3,040        4,310          --
Nevada
  Las Vegas...........       4,455         4,707        9,511           234        4,707        9,745       14,452         212
Washington
  Seattle.............          --           433        1,112            44          433        1,156        1,589         418
  Seattle.............          --           401        1,028           191          401        1,219        1,620         458
  Seattle.............          --           974        2,497           443          974        2,940        3,914       1,125
  Tukwila.............      11,224         6,684       10,677         2,413        6,684       13,090       19,774       1,576
  Algona I............          --         2,490        7,002            10        2,490        7,012        9,502         408
  Algona II...........          --         2,864        5,916         2,740        2,864        8,656       11,520         237
Oregon
  Portland............          --         2,910        8,265            --        2,910        8,265       11,175          --
                          --------      --------     --------      --------     --------     --------     --------     -------
    Total
      Industrial......     133,746       179,350      471,995        36,907      187,416      500,837      688,253      34,249
  Laguna Hills........       4,621         1,798        5,981           543        1,795        6,527        8,322         737
  Escondido...........       7,943         2,064        8,075           194        2,064        8,268       10,332         429
  Escondido...........      10,789         4,108       11,059           418        4,182       11,403       15,585         556
  Riverside...........       9,400         2,394       11,064           195        2,394       11,259       13,653         383
  San Dimas...........       5,528         1,306        5,448           254        1,331        5,677        7,008         496
  Ontario.............       1,784           322        2,232           132          326        2,360        2,686         213
  Ontario.............       2,886           385        3,223           150          391        3,367        3,758         325
  Rancho Santa
    Margarita.........       6,366         1,642           --         7,445        1,642        7,446        9,087         163
  Santa Ana...........          --         6,985       18,581         1,626        6,985       20,207       27,192       7,007
  Santa Ana...........          --         1,488        5,764           963        1,488        6,727        8,215         825
  Covina..............       1,271           558        1,466            92          569        1,547        2,116         146
  Diamond Bar.........      10,136         3,958        8,048           605        4,034        8,577       12,611         773
  San Dimas...........       3,622         1,695        3,520           242        1,727        3,730        5,457         337
  West Covina.........      11,426         3,856        9,848           659        3,930       10,433       14,363         941
  San Dimas...........       6,613         2,390        6,123           540        2,436        6,617        9,053         596
  San Dimas...........       1,171           432        1,312           133          440        1,437        1,877         132
  Ontario.............       6,532         2,273        5,626           450        2,316        6,033        8,349         566
  Ontario.............       7,497         2,654        5,671           476        2,705        6,096        8,801         615
  Ontario.............       6,785         1,749        4,525           196        1,749        4,721        6,470         287
                          --------      --------     --------      --------     --------     --------     --------     -------
    Total
      Multifamily.....     104,370        42,057      117,566        15,314       42,504      132,431      174,935      15,527
                          --------      --------     --------      --------     --------     --------     --------     -------
      Total
        Portfolio.....    $238,116(g)   $221,407     $589,561      $ 52,219     $229,920     $633,268     $863,188     $49,776
                          ========      ========     ========      ========     ========     ========     ========     =======


                                                     MAXIMUM
                                                  LIFE ON WHICH
                                                  DEPRECIATION
                                                    IN LATEST
                                                     INCOME
                          DATE OF        DATE       STATEMENT
     DESCRIPTION        CONSTRUCTION   ACQUIRED    IS COMPUTED
     -----------        ------------   --------   -------------
  Lake Forest.........         1998      1998        40 Years
  Upland..............         1977      1998        30 Years
  Chatsworth..........      1976-78      1998        30 Years
  Los Alamitos........         1975      1998        30 Years
  Signal Hill.........         1990      1998        40 Years
  North Highlands.....      1987-88      1998        40 Years
  Garden Grove........         1973      1998        30 Years
  Irvine..............         1979      1998        30 Years
  Tustin..............    1974,1976      1998        30 Years
  Whittier............    1959,1998      1998        40 Years
  Concord.............    1980,1984      1998        40 Years
  Dublin..............         1985      1998        40 Years
  Hayward.............      1981-86      1998        40 Years
  Sacramento..........         1981      1998        40 Years
  Garden Grove........         1979      1998        40 Years
Arizona
  Phoenix.............         1980      1998        40 Years
  Tempe...............         1980      1998        40 Years
Nevada
  Las Vegas...........      1976-79      1998        30 Years
Washington
  Seattle.............         1968      1994        24 Years
  Seattle.............         1981      1994        24 Years
  Seattle.............         1981      1994        24 Years
  Tukwila.............      1975-79      1995        40 Years
  Algona I............         1989      1997        30 Years
  Algona II...........         1988      1997        40 Years
Oregon
  Portland............      1979-86      1998        40 Years
    Total
      Industrial......
  Laguna Hills........         1987      1994        40 Years
  Escondido...........         1985      1997        30 Years
  Escondido...........         1986      1997        30 Years
  Riverside...........         1987      1997        30 Years
  San Dimas...........         1984      1995        40 Years
  Ontario.............         1983      1995        40 Years
  Ontario.............         1985      1995        40 Years
  Rancho Santa
    Margarita.........      1997-98      1998        40 Years
  Santa Ana...........         1972      1994        33 Years
  Santa Ana...........         1990      1994        40 Years
  Covina..............      1978-79      1995        40 Years
  Diamond Bar.........         1979      1995        40 Years
  San Dimas...........         1981      1995        40 Years
  West Covina.........         1981      1995        40 Years
  San Dimas...........         1981      1995        40 Years
  San Dimas...........         1981      1995        40 Years
  Ontario.............         1983      1995        40 Years
  Ontario.............         1982      1995        40 Years
  Ontario.............         1984      1996        40 Years
    Total
      Multifamily.....
      Total
        Portfolio.....

                                                                    SCHEDULE III

                          PACIFIC GULF PROPERTIES INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

     (a) The changes in total real estate for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
Balance at beginning of period.....................  $700,949    $379,540    $300,153
Transfer of costs from properties under
  development......................................    23,746          --          --
Sale of land and building to existing tenant.......        --          --      (8,055)
Acquisitions developments and improvements.........   201,160     332,324      87,442
Retirement of Washington family apartments.........   (62,667)         --          --
Sale of Oregon multifamily property................        --     (10,915)         --
                                                     --------    --------    --------
Balance at end of period...........................  $863,188    $700,949    $379,540
                                                     ========    ========    ========

     (b) The changes in accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 are as follows:

Balance at beginning of period.....................  $ 39,148    $ 28,844    $ 21,461
Additions -- depreciation expense..................    20,386      11,809       8,236
Retirement to existing tenant......................        --          --        (603)
Retirement of Oregon multifamily property..........        --      (1,505)         --
Retirement of Washington family apartments.........    (9,409)         --          --
Other..............................................      (349)         --        (250)
                                                     --------    --------    --------
Balance at end of period...........................  $ 49,776    $ 39,148    $ 28,844
                                                     ========    ========    ========

     (c) A portion of this property is currently under development.

     (d) These properties collateralize borrowings under the same mortgage note payable totaling $24,500,000.

     (e) These properties collateralize borrowings under the same mortgage note payable totaling $11,833,000.

     (f) These properties collateralize borrowings under the same mortgage note payable totaling $34,000,000.

     (g) Excludes construction loans of $31,979,000.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
     3.1   Articles of Amendment and Restatement of Charter (1)
     3.2   Bylaws(2)
     4.1   Indenture between the Company and Harris Trust Company of
           California, as trustee.(3)
    10.1   Purchase and Sale Agreement between Santa Anita Realty
           Enterprises, Inc. and the Company(3)
    10.2   Employment Contract by and between the Company and Glenn L.
           Carpenter dated September 1, 1998.(1)
    10.3   1993 Share Option Plan.(3)
    10.4   Purchase and Sale Agreement and Joint Escrow Instructions
           among Golden West Equity Properties, Inc., Golden West
           Ontario Associates, Golden West Vista Associates and Pacific
           Gulf Properties Inc.(3)
    10.5   Registration Rights Agreement between Santa Anita Realty
           Enterprises, Inc. and the Company.(3)
    10.6   Amendment Nos. 1 and 2 to the Purchase and Sale Agreement
           and Joint Escrow Instructions among Golden West Equity
           Properties, Inc., Golden West Ontario Associates, Golden
           West Vista Associates and Pacific Gulf Properties Inc.(3)
    10.7   Master Agreement, dated September 30, 1994, between Pacific
           Gulf Properties, Inc., PGP Baldwin, Inc., Santa Anita Realty
           Enterprises, Inc., Baldwin Associates, Ltd. and Wm. P.
           Willman & Associates regarding Baldwin Park Acquisition.(4)
    10.8   Closing Agreement, dated October 1, 1994, between Pacific
           Gulf Properties Inc. and Santa Anita Realty Enterprises,
           Inc. regarding Baldwin Park Acquisition.(4)
    10.9   Settlement Agreement and Mutual General Release, effective as of January 30, 1995, between Pacific Gulf Properties
           Inc., PGP Baldwin, Inc., Baldwin Industrial Properties,
           Ltd., Baldwin Associates, Ltd., W.T. Grant, et al. regarding
           Baldwin Park Acquisition.(4)
    10.10  Award of Arbitration dated March 15, 1995 regarding Baldwin
           Park Acquisition.(4)
    10.11  Stipulation and Order Confirming Arbitration Award dated
           March 22, 1995 regarding Baldwin Park Acquisition.(4)
    10.12  Exchange Agreement, dated April 15, 1995, between the
           Company and Glenn L. Carpenter, regarding Deferred
           Compensation Agreement.(5)
    10.13  Exchange Agreement, dated April 15, 1995, between the
           Company and Donald G. Herrman, regarding Deferred
           Compensation Agreement.(5)
    10.14  Exchange Agreement, dated April 15, 1995, between the
           Company and Lonnie P. Nadal, regarding Deferred Compensation
           Agreement.(5)
    10.15  Exchange Agreement, dated April 15, 1995, between the
           Company and Robert A. Dewey, regarding Deferred Compensation
           Agreement.(5)
    10.16  Amended and Restated Agreement of Limited Partnership of PGP
           Inland Communities, L.P., dated as of August 15, 1995.(5)
    10.17  Master Contribution Agreement, dated as of August 15, 1995, regarding formation of PGP Inland Communities, L.P.(5)
    10.18  Purchase Agreement and Escrow Instructions, dated September
           15, 1995, by and between Capitol Investment Associates Corp.
           and Pacific Gulf Properties Trust, regarding sale of Texas apartment portfolio.(5)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
    10.19  Dividend Reinvestment Plan of the Company dated May 9,
           1995.(6)
    10.20  Investment Agreement, dated December 31, 1996, between the
           Company and Five Arrows Realty Securities L.L.C.(7)
    10.21  Articles Supplementary, dated January 1997, classifying
           1,351,351 Shares of Preferred Stock as Class A Senior
           Cumulative Convertible Preferred Stock of the Company.(7)
    10.22  Operating Agreement, dated January 1997, between the Company and Five Arrows Realty Securities L.L.C.(7)
    10.23  Amendment to 1993 Share Option Plan dated May 8, 1996.(8)
    10.24  Amendment to 1993 Share Option Plan dated May 7, 1997.(14)
    10.25  Investment Agreement, dated May 27, 1997, between Company and Five Arrows Realty Securities L.L.C.(9)
    10.26  Articles Supplementary classifying 1,411,765 Shares of
           Preferred Stock as Class B Senior Cumulative Convertible
           Preferred Stock.(9)
    10.27  Form of Amended and Restated Agreement and Waiver, between the Company and Five Arrows Realty Securities L.L.C.(9)
    10.28  Rights Agreement, dated December 11, 1997, between the
           Company and Harris Trust Company of California, as Rights
           Agent.(10)
    10.29  Form of Change of Control Agreement.(2)
    10.30  Agreement of Limited Partnership of PGP Northern Industrial,
           L.P.(2)
    10.31  Agreement of Limited Partnership of Morning View
           Terrace-PGP, L.P.(2)
    10.32  Agreement of Limited Partnership Terrace Gardens -- PGP,
           L.P.(2)
    10.33  Agreement of Limited Partnership of PGP Southern Industrial
           II, L.P.(11)
    10.34  Credit Agreement among Pacific Gulf Properties Inc., a
           Maryland corporation, as Borrower and Wells Fargo Bank,
           National Association Together with the other Lenders named herein and such other assignees becoming parties hereto
           pursuant to Section 11.12, as Lenders and Wells Fargo Bank,
           National Association, as Agent dated as of April 9,
           1998.(11)
    10.35  Purchase Agreement and Escrow Instructions and related amendments between Pacific Gulf Properties Inc. (as seller)
           and SAP II Originating LLC (as buyer) for the sale of the
           Northwest Multifamily Properties.(12)
    10.36  Amendment to 1993 Share Option Plan dated May 13, 1998.(13)
    21.01  Subsidiaries.(4)
    23.01  Consent of Ernst & Young LLP
    27.00  Financial Data Schedule

---------------
 (1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (2) Incorporated by reference from the Company's Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

 (3) Incorporated by reference from the Company's registration statement on Form S-11 (33-69382) declared effective by the Securities and Exchange Commission on February 10, 1994.

 (4) Incorporated by reference from the Company's Annual Report on Form 10-K of the Company for the year ended December 31, 1994.

 (5) Incorporated by reference from the Company's Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

 (6) Incorporated by reference from the Company's registration statement on Form S-3 (33-92082) filed on May 9, 1995.

 (7) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 14, 1997.

 (8) Incorporated by reference from the Company's Proxy Statement filed on or about April 5, 1996.

 (9) Incorporated by reference form the Company's Current Report on Form 8-K filed on June 26, 1997.

(10) Incorporated by reference from the Company's registration statement on Form 8-A filed on December 17, 1997.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(12) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 7, 1999.

(13) Incorporated by reference from the Company's Proxy Statement filed on or about April 16, 1998.

(14) Incorporated by reference from the Company's Proxy Statement filed on or about April 7, 1997.