Form 10-Q
period 1999-03-31
PACIFIC GULF PROPERTIES INC
filed 1999-05-12
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1999

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

                          4220 VON KARMAN, SECOND FLOOR
                      NEWPORT BEACH, CALIFORNIA 92660-2002
          (Address of principal executive offices, including zip code)

                                  949-223-5000
              (Registrant's telephone number, including area code)

            COMMON STOCK, PAR VALUE $.01 PER SHARE, 20,037,201 SHARES
                       WERE OUTSTANDING AS OF MAY 3, 1999

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

                          PACIFIC GULF PROPERTIES INC.
                                    FORM 10-Q


                                                                                            PAGE
                                                                                            ----
PART I:    FINANCIAL INFORMATION


Item 1.    Financial Statements

                            INDEX TO FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of March 31, 1999 and
               December 31, 1998                                                              1

               Consolidated Statements of Operations for the Three
               Months ended March 31, 1999 and March 31, 1998                                 2

               Consolidated Statements of Cash Flows for the Three
               Months ended March 31, 1999 and March 31, 1998                                 3

               Notes to Financial Statements                                                  4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                      8

PART II:   OTHER INFORMATION                                                                 11

SIGNATURES                                                                                   12

                          PACIFIC GULF PROPERTIES INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)



                                                                                     Mar. 31, 1999     Dec. 31, 1998
                                                                                     -------------     -------------
                                                                                       (Unaudited)       (Audited)
ASSETS
Real estate assets
    Land                                                                               $ 228,431        $ 229,920
    Buildings                                                                            631,163          633,268
                                                                                       ---------        ---------
                                                                                         859,594          863,188
    Accumulated depreciation                                                             (54,699)         (49,776)
                                                                                       ---------        ---------
                                                                                         804,895          813,412
Properties under development, including land                                              47,733           39,926
                                                                                       ---------        ---------
                                                                                         852,628          853,338
Cash and cash equivalents                                                                  3,102            2,276
Accounts receivable                                                                        5,204            4,984
Other assets                                                                              15,404           14,529
                                                                                       ---------        ---------
                                                                                       $ 876,338        $ 875,127
                                                                                       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Loans payable                                                                          $ 402,535        $ 403,845
Accounts payable and accrued liabilities                                                  16,754           15,828
Dividends payable                                                                          9,851            9,844
Convertible subordinated debentures                                                       12,107           12,244
                                                                                       ---------        ---------
                                                                                         441,247          441,761
Minority interest in consolidated partnerships                                            18,136           17,812

Commitments and contingencies

Shareholders' equity

    Preferred shares, $.01 par value; 10,000,000 shares authorized; 2,763,116 shares Senior Cumulative Convertible Class A outstanding at March 31, 1999
    and December 31, 1998, respectively                                                       28               28

    Preferred shares, $.01 par value; 300,000 shares authorized; Class C Junior
    Participating Cumulative Preferred Stock; no shares outstanding                           --               --

    Common shares, $.01 par value; 100,000,000 shares authorized; 20,036,272 and
    20,017,814 shares outstanding at March 31, 1999 and December 31, 1998,
    respectively                                                                             201              201

    Outstanding restricted stock                                                          (1,502)          (1,203)

    Additional paid-in capital                                                           412,638          412,093

    Retained earnings                                                                      5,590            4,435
                                                                                       ---------        ---------
                                                                                         416,955          415,554
                                                                                       ---------        ---------
                                                                                       $ 876,338        $ 875,127
                                                                                       =========        =========

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except share data)

                                   (UNAUDITED)




                                                                                   Three Months Ended March 31,
                                                                                   -----------------------------
                                                                                    1999                   1998
                                                                                   -------               -------
REVENUES

Rental income

    Industrial properties                                                          $23,330               $16,307

    Multifamily properties                                                           6,360                 9,011
                                                                                   -------               -------

                                                                                    29,690                25,318

EXPENSES

Rental property expenses

    Industrial properties                                                            5,283                 3,783

    Multifamily properties                                                           2,277                 3,238
                                                                                   -------               -------

                                                                                     7,560                 7,021

Depreciation                                                                         6,060                 4,390

Interest (including amortization of debenture discount and
financing costs of $213 and $221 respectively)                                       6,737                 5,275

General and administrative expenses                                                  1,380                 1,111

Minority partners' interest in earnings of consolidated partnerships                   297                   106
                                                                                   -------               -------

                                                                                    22,034                17,903
                                                                                   -------               -------


                                                                                     7,656                 7,415
INCOME BEFORE GAIN ON SALE OF REAL ESTATE

Gain on sale of real estate                                                          3,351                    --
                                                                                   -------               -------

NET INCOME                                                                          11,007                 7,415

Less preferred dividend requirements                                                 1,236                 1,207
                                                                                   -------               -------

INCOME AVAILABLE TO COMMON SHAREHOLDERS                                            $ 9,771               $ 6,208
                                                                                   =======               =======

EARNINGS PER SHARE

    Basic                                                                          $  0.49               $  0.31
                                                                                   =======               =======

    Diluted                                                                        $  0.48               $  0.31
                                                                                   =======               =======


See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (UNAUDITED)



                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                                   --------------------
                                                                                                     1999        1998
                                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                                                     $ 11,007    $  7,415

    Adjustments to reconcile net income to net cash provided by operating activities:


             Depreciation                                                                             6,060       4,327

             Amortization of debenture discount and financing costs                                     213         221

             Minority interests in earnings of consolidated partnerships                                297         106

             Gain on Sale of Real Estate                                                             (3,351)         --

             Compensation recognized related to restricted stock issued to employees
                                                                                                       (299)         46

             Net increase in other assets                                                            (1,857)       (792)

             Net increase in liabilities                                                                923       2,684
                                                                                                   --------    --------

    Net cash provided by operating activities                                                        12,993      14,007
                                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition and improvements to properties                                                       (2,060)    (57,865)

    Development expenditures                                                                        (10,388)     (4,845)

    Proceeds from sale of real estate                                                                11,000          --
                                                                                                   --------    --------

    Net cash used in investing activities                                                            (1,448)    (62,710)
                                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from line of credit                                                                     11,400      75,668

    Repayment of line of credit                                                                     (25,250)    (15,000)

    Proceeds from mortgage notes payable                                                              9,000       4,524

    Repayment of mortgage notes payable                                                                (590)    (15,110)

    Proceeds from construction loans                                                                  4,130
                                                                                                                    909

    Debentures converted to common shares                                                              (137)       (216)

    Issuance of common shares                                                                           545          65

    Minority interest contributions                                                                      27       8,775

    Dividends on common shares                                                                       (8,608)     (8,387)

    Dividends on preferred shares                                                                    (1,236)       (465)
                                                                                                   --------    --------

    Net cash provided by financing activities                                                       (10,719)     50,763
                                                                                                   --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                               826       2,060

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                                                      2,276       1,466
                                                                                                   ========    ========

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $  3,102    $  3,526
                                                                                                   ========    ========

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

    Pacific Gulf Properties Inc. was incorporated in Maryland and operates as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of Pacific Gulf Properties Inc. (the "Company") and its consolidated subsidiaries and partnerships, PGP Inland Communities, L.P., PGP Von Karman Properties, PGP-Terrace Gardens Holdings Inc., PGP-Morning View Terrace Holdings Inc., PGP Northern Industrial, L.P. and PGP Southern Industrial II, L.P. (the "Partnerships"). The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  REAL ESTATE ACQUISITIONS AND DISPOSITIONS

    In March 1999, the Company acquired a land parcel, containing 8.65 acres, located in Anaheim Hills, California for $5,400,000. The Company plans to develop a 259-unit active senior apartment community on this site.

    During the first quarter of 1999, the Company sold a multifamily apartment property located in Santa Ana, California consisting of 196 apartment units for $11,000,000 and recognized a gain on sale of $3,351,000.

3.  LOANS PAYABLE

    The Company's loans payable at March 31, 1999 and December 31, 1998 consist of the following (in thousands):


                                              1999                   1998
                                            --------               --------
Mortgage notes
   Conventional mortgage debt
      Industrial                            $142,449               $133,745
       Multifamily
           Active Senior                       4,604                  4,620
           Family                             34,145                 34,239
                                            --------               --------
                                             181,198                172,604
   Tax exempt mortgage debt
      Industrial
       Multifamily
           Active Senior                      44,581                 44,697
           Family                             20,746                 20,815
                                            --------               --------
                                              65,327                 65,512
Construction loans                            36,110                 31,979
Unsecured line of credit                     119,900                133,750
                                            ========               ========
                                            $402,535               $403,845
                                            ========               ========


4.    CONVERTIBLE SUBORDINATED DEBENTURES

      As of March 31, 1999, the Company's outstanding convertible subordinated debentures totaled $12,107,000, which is net of unamortized discount of $45,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 common shares of Common Stock per $1,000 of principal amount of debentures, would require the issuance of an additional 652,545 common shares. During the three months ended March 31, 1999, $145,000 in aggregate principal amount of debentures ($137,000 net of discount) were converted into 7,785 common shares.

      Per the terms of the debentures, the Company may, after February 1999, call all or a portion of the remaining outstanding debentures at par.

5.    SHAREHOLDERS' EQUITY

      During 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company (the "1998 Shelf Registration Statement"). The 1998 Shelf Registration Statement was declared effective April 23, 1998 by the Securities and Exchange Commission. Availability under the 1998 Shelf Registration Statement at March 1999 was $300,000,000.

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

      During the three months ended March 31, 1999, 673 shares of common stock were issued through the Company's Dividend Reinvestment Program.

6.    PER COMMON SHARE DATA

      The following table sets forth the computation of basic and diluted earnings per share which have been restated to comply with Statement No. 128:


                                                        1999                                         1998
                                   -------------------------------------------   -------------------------------------------
                                                       Weighted                                     Weighted
                                                        Average       Earnings                        Average       Earnings
                                     Earnings           Shares          Per        Earnings          Shares            Per
                                   (Numerator)       (Denominator)     Share     (Numerator)      (Denominator)        Share
                                   -----------       -------------    --------   -----------       ----------       --------
Basic EPS

  Income available to common
  shareholders                     $ 9,771,000        19,952,000        .49      $ 6,208,000       19,930,000          .31
                                   ===========        ==========        ===      ===========       ==========          ===

Effect of Dilutive Securities

  Stock Options                                           11,000                                       23,000

  Restricted Stock                                        95,000                                       82,000

  Limited Partnership Units            297,000           869,000                     106,000          586,000

   Convertible Subordinated            287,000           653,000                          --               --
   Debentures

   Convertible Preferred Stock       1,236,000         2,763,000                          --               --

Diluted EPS                        $11,591,000        24,343,000        .48      $ 6,314,000       20,621,000          .31
                                   ===========        ==========        ===      ===========       ==========          ===

    Shares of Senior Cumulative Convertible Preferred Stock, convertible into 2,763,116 shares of Common Stock were outstanding during 1998 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive. Convertible subordinated debentures convertible into 669,000 shares of Common Stock were outstanding during 1998, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

7.  COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

    On March 11, 1999, the Company declared its quarterly distribution of $.43 per common share covering shares outstanding at March 31, 1999. Assuming the Board continues to declare quarterly distributions, the estimated annual distribution based on this amount would be $1.72. The distribution was paid on April 9, 1999 to holders of record on April 1, 1999.

    Preferred stock dividends of $1,236,000, related to the shares of Class A Preferred Stock outstanding in the fourth quarter of 1998, were paid by the Company on February 15, 1999. Preferred stock dividends of $1,236,000 related to 2,763,116 shares of Class A Preferred Stock have been accrued through March 31, 1999 at the rate of $0.44720 per share per quarter.

8.  INTEREST

    Interest incurred for the three months ended March 31 consists of the following (in thousands):


                                                                                              1999          1998
                                                                                             -------      -------
Interest incurred                                                                            $ 7,254      $ 6,043

Amortization:

           Debenture discount and costs                                                           30           34

           Costs related to financing assumed from the Company's Predecessor and line of
           credit costs                                                                          109          130

           Long-term financing costs                                                              74           57

    Interest capitalized                                                                        (614)        (893)

    Interest income                                                                             (116)         (96)
                                                                                             -------      -------

    Interest expense                                                                         $ 6,737      $ 5,275
                                                                                             =======      =======


9.  REPORTABLE SEGMENTS

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

    NOI from industrial properties totaled $18,047,000 and $12,524,000 for the quarters ended March 31, 1999 and 1998 respectively. NOI from multifamily properties totaled $4,083,000, and $5,773,000 for the quarters ended March 31, 1999 and 1998 respectively.

    All revenues are from external customers and no revenues are generated from transactions between segments. There are no tenants which contributed 10% or more of the Company's total revenues during 1998 or 1997. Interest expense on debt is not allocated to the segments or individual properties even if such debt is secured by the properties. Certain items in the consolidated statements of operations such as minority interest in consolidated partnerships are not allocated to the properties. Additionally, there is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the three months ended March 31, 1999 and 1998, together with liquidity and capital resources as of March 31, 1999.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

Industrial rental income increased by $7,023,000, or 43%, from $16,307,000 in 1998 to $23,330,000 in 1999. This increase was primarily attributable to the acquisition of eleven industrial parks containing approximately 2,197,000 square feet of leasable area since March 1998. Multifamily rental income decreased by $2,651,000, or 29%, from $9,011,000 in 1998 to $6,360,000 in 1999. This decrease was primarily attributable to the sale of six apartment properties located in Washington during the third and fourth quarters of 1998 and one apartment property located in California in the first quarter of 1999, offset by an increase in rental rates and the completion of an active senior property previously under development. As a result of these changes, total revenues increased by $4,372,000, or 17%, from $25,318,000 in 1998 to $29,690,000 in
1999.

Industrial rental income for the three months ended March 31, 1999 totaled $23,330,000 and included $3,991,000 related to the industrial parks acquired since March 31, 1998.

Multifamily rental income for the three months ended March 31, 1999 totaled $6,360,000 and included $377,000 related to the completion of an active senior property previously under development.

Industrial rental property expenses increased $1,500,000, or 40%, from $3,783,000 in 1998 to $5,283,000 in 1999. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Multifamily rental property expenses decreased by $961,000, or 30%, from $3,238,000 in 1998 to $2,277,000 in 1999. This decrease was primarily attributable to the disposition of the above referenced multifamily properties.

Industrial rental property expenses for the three months ended March 31, 1999 totaled $5,283,000 and included $861,000 related to industrial parks acquired since March 31, 1998.

Multifamily rental property expenses for the three months ended March 31, 1999 totaled $2,277,000 and included $166,000 related to the completion of an active senior property previously under development.

Total depreciation increased by $1,670,000, or 38%, from $4,390,000 in 1998 to $6,060,000 in 1999. This increase was primarily attributable to additional depreciation relating to the acquisition of eleven industrial parks, the completion of an active senior property previously under development, and capital improvements made to rehabilitate existing properties, offset by the disposition of seven multifamily properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $1,462,000, or 28%, from $5,275,000 in 1998 to $6,737,000 in
1999. This increase was primarily attributable to an increase in outstanding borrowings due to new acquisitions made during 1998.

General and administrative expenses increased by $269,000, or 24%, from $1,111,000 in 1998 to $1,380,000 in 1999. This increase was primarily attributable to personnel increases related to acquisitions made since March 31, 1998.

Minority partners' interest in earnings of consolidated partnerships increased $191,000 from $106,000 in 1998 to $297,000 in 1999. This increase was attributable to the March 1998 acquisition of a controlling general partner interest in the partnership that owns an industrial property.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $3,102,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital, and, if necessary, funding from the Company's Line of Credit (as defined below).

As of March 31, 1999, the Company had borrowed $119,900,000 under its unsecured line of credit, which is a $150 million revolving credit agreement entered into in April 1998, to replace the Company's prior secured line of credit and unsecured bridge loan facility (the "Line of Credit"). The interest rate payable under the new facility is LIBOR plus 1.30%. The facility matures in April of 2001. The Company will use the facility to finance acquisitions and for general corporate purposes.

During 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase securities of the Company (the "Shelf Registration Statement"). The Shelf Registration Statement was declared effective in April of 1998. At March 31, 1999, the Company has $300,000,000 available under the 1998 Shelf Registration Statement.

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

Cash provided by operating activities decreased from $14,007,000 for the period ended March 31, 1998 to $12,993,000 for the period ended March 31, 1999. The primary reason for these decreases is related to the change in other assets and liabilities offset by the additional rental income contributed by properties acquired during 1998 and 1999.

Cash used in investing activities decreased from $62,710,000 for the period ended March 31, 1998 to $1,448,000 for the period ended March 31, 1999 as a result of fewer acquisitions.

Cash provided by financing activities decreased from $50,763,000 for the period ended March 31, 1998 to ($10,719,000) for the year ended March 31, 1999 primarily as a result of a net decrease in borrowings on the Company's Line of Credit and mortgage loans.

The immediately preceding paragraphs contain forward looking information involving risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company"s outlook for its liquidity requirements, such factors would include the actual timing of and costs associated with the Company's acquisitions, the actual capital expenditures associated therewith, and the strength of the local economies of the submarkets in which the Company operates. Higher than expected acquisition, rental and/or rehabilitation costs, delays in the rehabilitation of properties, a downturn in the local economies, competition and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

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

Computer hardware consists of personal computers ("PCs") currently being utilized by the Company. This includes PCs utilized by employees along with PCs designated as file servers located at the corporate office. As of March 31, 1999, all computer hardware is believed to be Year 2000 compliant and 100% of the PCs have been tested.

Applications software consists of software currently being utilized by the Company including but not limited to accounting, operating system, spreadsheet and word processing software. As of March 31, 1999, over 93% of the Company's application software is believed to be Year 2000 compliant. The Company expects to complete the remaining assessment and repair or replacement, including testing, during the second quarter of 1999.

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

           None

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

PACIFIC GULF PROPERTIES INC.



/s/ Glenn L. Carpenter                           /s/ Donald G. Herrman
------------------------------                   ------------------------------
Glenn L. Carpenter                               Donald G. Herrman
Chairman and Chief Executive Officer             Chief Financial Officer and
                                                 Secretary

DATED: May 12, 1999
       -----------------------

                                 EXHIBIT INDEX

EXHIBIT
   NO                         DESCRIPTION
--------                      -----------

(a)        Exhibits

           Exhibit 27 -    Financial Data Schedule.