Form 10-Q
period 1999-06-30
PACIFIC GULF PROPERTIES INC
filed 1999-08-13
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1999

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

            COMMON STOCK, PAR VALUE $.01 PER SHARE, 20,060,021 SHARES
                     WERE OUTSTANDING AS OF AUGUST 10, 1999

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


                       Yes X                         No __

                          PACIFIC GULF PROPERTIES INC.
                                    FORM 10-Q

PART I:  FINANCIAL INFORMATION

                                                                           PAGE
Item 1.  Financial Statements

                        INDEX TO FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of June 30, 1999 and
                December 31, 1998                                            1

                Consolidated Statements of Operations for the Six
                Months ended June 30, 1999 and June 30, 1998                 2

                Consolidated Statements of Operations for the Three
                Months ended June 30, 1999 and June 30, 1998                 3

                Consolidated Statements of Cash Flows for the Six
                Months ended June 30, 1999 and June 30, 1998                 4

                Notes to Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks        12

PART II: OTHER INFORMATION                                                  13

SIGNATURES                                                                  14

                          PACIFIC GULF PROPERTIES INC.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)


                                                                               June 30, 1999  Dec. 31, 1998
                                                                               -------------  -------------
                                                                                (Unaudited)     (Audited)
ASSETS

Real estate assets

   Land                                                                           $ 227,485    $ 229,920

   Buildings                                                                        632,715      633,268
                                                                                  ---------    ---------
                                                                                    860,200      863,188

   Accumulated depreciation                                                         (60,630)     (49,776)
                                                                                  ---------    ---------
                                                                                    799,570      813,412

Properties under development, including land                                         50,363       39,926
                                                                                  ---------    ---------
                                                                                    849,933      853,338

Cash and cash equivalents                                                             5,749        2,276

Accounts receivable                                                                   5,626        4,984

Other assets                                                                         15,138       14,529
                                                                                  ---------    ---------
                                                                                  $ 876,446    $ 875,127
                                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Loans payable                                                                     $ 405,413    $ 403,845

Accounts payable and accrued liabilities                                             14,263       15,828

Dividends payable                                                                     9,875        9,844

Convertible subordinated debentures                                                  11,946       12,244
                                                                                  ---------    ---------
                                                                                    441,497      441,761

Minority interest in consolidated partnerships                                       18,181       17,812

Commitments and contingencies                                                            --           --

Shareholders' equity

   Preferred shares, $.01 par value; 10,000,000 shares authorized; 2,763,116 shares Senior Cumulative Convertible Class A outstanding at
   June 30, 1999 and December 31, 1998, respectively                                     28           28

   Preferred shares, $.01 par value; 300,000 shares authorized; Class C Junior
   Participating Cumulative Preferred Stock; no shares outstanding                       --           --

   Common shares, $.01 par value; 100,000,000 shares authorized; 20,054,862 and
   20,017,814 shares outstanding at June 30, 1999 and
   December 31, 1998, respectively                                                      201          201

   Outstanding restricted stock                                                      (1,419)      (1,203)

   Additional paid-in capital                                                       412,890      412,093

   Retained earnings                                                                  5,068        4,435
                                                                                  ---------    ---------
                                                                                    416,768      415,554
                                                                                  ---------    ---------
                                                                                  $ 876,446    $ 875,127
                                                                                  =========    =========

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except share data)

                                   (UNAUDITED)


                                                                       Six Months Ended June 30
                                                                       -------------------------
                                                                          1999        1998
                                                                         -------     -------
REVENUES

Rental income

   Industrial properties                                                 $47,826     $34,659

   Multifamily properties                                                 12,728      18,458
                                                                         -------     -------
                                                                          60,554      53,117

EXPENSES

Rental property expenses

   Industrial properties                                                  10,691       7,532

   Multifamily properties                                                  4,499       6,615
                                                                         -------     -------
                                                                          15,190      14,147

Depreciation                                                              12,379       9,272

Interest (including amortization of debenture discount and
financing costs of $423 and $679 respectively)                            13,553      11,848

General and administrative expenses                                        3,119       2,349

Minority partners' interest in earnings of consolidated partnerships         593         443
                                                                         -------     -------
                                                                          44,834      38,059
                                                                         -------     -------



INCOME BEFORE GAINS ON SALE OF REAL ESTATE                                15,720      15,058

Gains on sale of real estate                                               4,624          --
                                                                         -------     -------

NET INCOME                                                                20,344      15,058

Less preferred dividend requirements                                       2,471       2,414
                                                                         -------     -------

INCOME AVAILABLE TO COMMON SHAREHOLDERS                                  $17,873     $12,644
                                                                         =======     =======

EARNINGS PER SHARE

   Basic                                                                 $  0.90     $  0.63
                                                                         =======     =======

   Diluted                                                               $  0.88     $  0.63
                                                                         =======     =======

DIVIDENDS DECLARED PER COMMON SHARE                                      $  0.86     $  0.84
                                                                         =======     =======



See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except share data)

                                   (UNAUDITED)


                                                                     Three Months Ended June 30
                                                                     --------------------------

                                                                          1999        1998
                                                                         -------     -------
REVENUES

Rental income

   Industrial properties                                                 $24,496     $18,352

   Multifamily properties                                                  6,368       9,447
                                                                         -------     -------
                                                                          30,864      27,799

EXPENSES

Rental property expenses

   Industrial properties                                                   5,408       3,749

   Multifamily properties                                                  2,222       3,377
                                                                         -------     -------
                                                                           7,630       7,126

Depreciation                                                               6,319       4,882

Interest (including amortization of debenture discount and
Financing costs of $210 and $458 respectively)                             6,816       6,573

General and administrative expenses                                        1,739       1,238

Minority partners' interest in earnings of consolidated partnerships         296         337
                                                                         -------     -------
                                                                          22,800      20,156
                                                                         -------     -------



INCOME BEFORE GAINS ON SALE OF REAL ESTATE                                 8,064       7,643

Gains on sale of real estate                                               1,273          --
                                                                         -------     -------
NET INCOME                                                                 9,337       7,643

Less preferred dividend requirements                                       1,235       1,207
                                                                         -------     -------

INCOME AVAILABLE TO COMMON SHAREHOLDERS                                  $ 8,102     $ 6,436
                                                                         =======     =======

EARNINGS PER SHARE

   Basic                                                                 $  0.41     $  0.32
                                                                         =======     =======

   Diluted                                                               $  0.40     $  0.32
                                                                         =======     =======

DIVIDENDS DECLARED PER COMMON SHARE                                      $  0.43     $  0.42
                                                                         =======     =======



See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (UNAUDITED)

                                                                             Six Months Ended June 30
                                                                             -------------------------
                                                                               1999            1998
                                                                             ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                                $  20,344      $  15,058

   Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation                                                         12,379          9,272

           Amortization of debenture discount
               and financing costs                                                 423            679

           Minority interests in earnings of consolidated partnerships             593            443

           Gains on sale of real estate                                         (4,624)            --

           Compensation recognized related to restricted stock issued to
               employees                                                          (216)            98

           Net increase in other assets                                         (6,665)        (2,800)

           Net increase (decrease) in liabilities                               (1,567)         3,915
                                                                             ---------      ---------

   Net cash provided by operating activities                                    20,667         26,665
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition and improvements to properties                                   (2,060)      (112,605)

   Development expenditures                                                    (13,826)       (17,505)

   Proceeds from sale of real estate                                            16,530             --
                                                                             ---------      ---------

   Net cash provided by (used in) investing activities                             644       (130,110)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from line of credit                                                 18,800        213,669

   Repayment of line of credit                                                 (29,950)       (94,369)

   Proceeds from mortgage notes payable                                          9,000          6,952

   Repayment of mortgage notes payable                                          (1,194)       (15,644)

   Proceeds from construction loans                                              4,912          6,271

   Debentures converted to common shares                                          (298)          (232)

   Issuance of common shares                                                       797             73

   Minority interest contributions (distributions)                                (225)         8,544

   Dividends on common shares                                                  (17,209)       (16,781)

   Dividends on preferred shares                                                (2,471)        (1,673)
                                                                             ---------      ---------

   Net cash (used in) provided by financing activities                         (17,838)       106,810
                                                                             ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        3,473          3,365

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,276          1,466
                                                                             =========      =========

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   5,749      $   4,831
                                                                             =========      =========

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

2. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

   During the second quarter 1999, the Company sold a 91,200 square foot single-tenant industrial property located in Anaheim, California, and a 1.05 acre parcel of land in Lake Forest, California, for $4,680,000 and $850,000, respectively. The net gain recognized from these sales was $1,273,000.

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

3. LOANS PAYABLE

   The Company's loans payable at June 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                    1999         1998
                                  --------     --------
Mortgage notes
   Conventional mortgage debt
     Industrial                   $142,146     $133,745
       Multifamily
          Active Senior              4,588        4,620
          Family                    34,048       34,239
                                  --------     --------
                                   180,782      172,604
   Tax exempt mortgage debt
     Multifamily
          Active Senior             44,463       44,697
          Family                    20,677       20,815
                                  --------     --------
                                    65,140       65,512
Construction loans                  36,891       31,979
Unsecured line of credit           122,600      133,750
                                  ========     ========
                                  $405,413     $403,845
                                  ========     ========


4. CONVERTIBLE SUBORDINATED DEBENTURES

   As of June 30, 1999, the Company's outstanding convertible subordinated debentures totaled $11,946,000, which is net of unamortized discount of $26,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 shares of Common Stock per $1,000 of principal amount of debentures, would require the issuance of an additional 642,879 common shares. During the six months ended June 30, 1999, $325,000 in aggregate principal amount of debentures ($298,000 net of discount) were converted into 17,447 common shares.

   Per the terms of the debentures, the Company may, call all or a portion of the remaining outstanding debentures at par.

   The Company has called for redemption of $6,500,000 of its outstanding debentures on August 18, 1999. The trustee selected by lot the debentures to be redeemed. Holders of the debentures to be redeemed may elect one of the following alternatives: 1) conversion into Common stock - holders may convert the debentures into the Company's Common stock at the rate of 53.6986 shares per $1,000 principal amount of debentures prior to 5:00p.m. Pacific daylight time on August 18, 1999; 2) redemption for cash - holders may surrender the debentures called for redemption at the total redemption price of $1,000.70 per $1,000 principal amount of debentures, which includes accrued and unpaid interest through August 18, 1999; 3) sale of debentures - holders of the debentures have the right to sell their debentures on the open market through their own brokers prior to August 18, 1999.

   The Company anticipates that it will call the remaining debentures for redemption before December 31, 1999.

5. SHAREHOLDERS' EQUITY

   During 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company (the "1998 Shelf Registration Statement"). The 1998 Shelf Registration Statement was declared effective April 23, 1998 by the Securities and Exchange Commission. Availability under the 1998 Shelf Registration Statement at June 1999 was $300,000,000.

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

   During the six months ended June 30, 1999, 1,601 shares of Common stock were issued through the Company's Dividend Reinvestment Program.

6. PER COMMON SHARE DATA

   The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, in accordance with Statement No. 128:

                                                    1999                                           1998
                                  --------------------------------------------  ------------------------------------------
                                                   Weighted                                       Weighted
                                                    Average           Earnings                     Average        Earnings
                                    Earnings        Shares              Per      Earnings          Shares           Per
                                   (Numerator)   (Denominator)         Share    (Numerator)     (Denominator)      Share
                                  ------------   ------------        ---------  -----------     -------------     --------
BASIC EPS

  Income available to common
  shareholders                    $17,873,000      19,967,000            .90     $12,644,000      19,935,000            .63
                                                                       =====                                           ====

EFFECT OF DILUTIVE SECURITIES

  Stock options                                        33,000                                         16,000

  Restricted stock                                     99,000                                         85,000

  Limited partnership units           593,000         871,000                        443,000         745,000

   Convertible subordinated           562,000         643,000                             --              --
        debentures

DILUTED EPS                       $19,028,000      21,613,000            .88     $13,087,000      20,781,000            .63
                                  ===========     ===========          =====     ===========     ===========           ====


   Shares of Senior Cumulative Convertible Preferred Stock, convertible into 2,763,116 shares of Common Stock, were outstanding during 1999 and 1998 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive. Convertible subordinated debentures convertible into 668,000 shares of Common Stock were outstanding during 1998, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

7. COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

   On June 10, 1999, the Company declared its quarterly distribution of $.43 per common share covering shares outstanding at June 30, 1999. Assuming the Board continues to declare quarterly distributions, the estimated annual distribution based on this amount would be $1.72. The distribution was paid on July 9, 1999 to holders of record on July 1, 1999.

   Preferred stock dividends of $1,236,000, related to the shares of Class A Preferred Stock outstanding in the first quarter of 1999, were paid by the Company on May 14, 1999. Preferred stock dividends of $1,236,000 related to 2,763,116 shares of Class A Preferred Stock have been accrued through June 30, 1999 at the rate of $0.44720 per share per quarter.

8. INTEREST

   Interest incurred for the six months ended June 30, 1999 consists of the following (in thousands):

                                                                                 1999          1998
                                                                               --------      --------
Interest incurred                                                              $ 14,591      $ 12,897

Amortization:
                                                                                                   67
         Debenture discount and costs                                                62

         Costs related to financing assumed from the Company's Predecessor
         and line of credit costs                                                   212           259

         Long-term financing costs                                                  149           353

    Interest capitalized                                                         (1,275)       (1,547)

    Interest income                                                                (186)         (181)
                                                                               --------      --------

    Interest expense                                                           $ 13,553      $ 11,848
                                                                               ========      ========



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

   NOI from industrial properties totaled $37,135,000 and $27,127,000 for the six months ended June 30, 1999 and 1998, respectively. NOI from multi-family properties totaled $8,229,000 and $11,843,000 for the six months ended June 30, 1999 and 1998, respectively.

   NOI from industrial properties totaled $19,088,000 and $14,603,000 for the quarters ended June 30, 1999 and 1998 respectively. NOI from multifamily properties totaled $4,146,000, and $6,070,000 for the quarters ended June 30, 1999 and 1998 respectively.

   All revenues are from external customers and no revenues are generated from transactions between segments. There are no tenants who contributed 10% or more of the Company's total revenues during 1999 or 1998. Interest expense on debt is not allocated to the segments or individual properties even if such debt is secured by the properties. Certain items in the consolidated statements of operations such as minority interest in consolidated partnerships are not allocated to the properties. Additionally, there is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the six months ended June 30, 1999 and 1998, together with liquidity and capital resources as of June 30, 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

Industrial rental income increased by $13,167,000, or 38%, from $34,659,000 in 1998 to $47,826,000 in 1999. This increase was primarily attributable to the acquisition of eleven industrial parks containing approximately 2,197,000 square feet of leasable area since March 1998. Industrial rental income for the six months ended June 30, 1999 totaled $47,826,000 and included $8,166,000 related to the industrial parks acquired since March 31, 1998. Multifamily rental income decreased by $5,730,000, or 31%, from $18,458,000 in 1998 to $12,728,000 in
1999. This decrease was primarily attributable to the sale of six apartment properties located in Washington, during the third and fourth quarters of 1998, and one apartment property located in California, in the first quarter of 1999, offset by an increase in rental rates and the completion of an active senior property previously under development. As a result of these changes, total revenues increased by $7,437,000, or 14%, from $53,117,000 in 1998 to
$60,554,000 in 1999.

Industrial rental property expenses increased $3,159,000, or 42%, from $7,532,000 in 1998 to $10,691,000 in 1999. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Industrial rental property expenses for the six months ended June 30, 1999 totaled $10,691,000 and included $1,887,000 related to industrial parks acquired since March 31, 1998. Multifamily rental property expenses decreased by $2,116,000, or 32%, from $6,615,000 in 1998 to $4,499,000 in 1999. This decrease was primarily attributable to the disposition of the above referenced multifamily properties.

Total depreciation increased by $3,107,000, or 34%, from $9,272,000 in 1998 to $12,379,000 in 1999. This increase was primarily attributable to additional depreciation relating to the acquisition of eleven industrial parks, the completion of an active senior property previously under development, and capital improvements made to rehabilitate existing properties, offset by the disposition of seven multifamily properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $1,705,000, or 14%, from $11,848,000 in 1998 to $13,553,000 in 1999. This increase was primarily attributable to an increase in outstanding borrowings due to new acquisitions made during 1998, offset by a lower interest rate on the Company's line of credit.

General and administrative expenses increased by $770,000, or 33%, from $2,349,000 in 1998 to $3,119,000 in 1999. This increase was primarily attributable to increased staffing due to growth in the portfolio.

Minority partners' interest in earnings of consolidated partnerships increased $150,000 from $443,000 in 1998 to $593,000 in 1999. This increase was attributable to the March 1998 acquisition of a controlling general partner interest in the partnership that owns an industrial property.

A gain on the sale of real estate in the amount of $4,624,000 was recorded in 1999 for the sale of a 196-unit multifamily property, a 91,200 square foot industrial property, and a 1.05 acre parcel of land. All properties are located in southern California. There was no corresponding income in the comparable period for 1998.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

Industrial rental income increased by $6,144,000, or 33%, from $18,352,000 in 1998 to $24,496,000 in 1999. This increase was primarily attributable to the acquisition of eleven industrial parks containing approximately 2,197,000 square feet of leasable area since March 1998. Industrial rental income for the three months ended June 30, 1999 totaled $24,496,000 and included $4,176,000 related to the industrial parks acquired since March 31, 1998. Multifamily rental income decreased by $3,079,000, or 33%, from $9,447,000 in 1998 to $6,368,000 in 1999.
This decrease was primarily attributable to the sale of six apartment properties located in Washington, during the third and fourth quarters of 1998; and one apartment property located in California, in the first quarter of 1999, offset by an increase in rental rates and the completion of an active senior property previously under development. As a result of these changes, total revenues increased by $3,065,000, or 11%, from $27,799,000 in 1998 to $30,864,000 in
1999.

Industrial rental property expenses increased $1,659,000, or 44%, from $3,749,000 in 1998 to $5,408,000 in 1999. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Industrial rental property expenses for the three months ended June 30, 1999 totaled $5,408,000 and included $1,026,000 related to industrial parks acquired since March 31, 1998. Multifamily rental property expenses decreased by $1,155,000, or 34%, from $3,377,000 in 1998 to $2,222,000 in 1999. This decrease was primarily attributable to the disposition of the above referenced multifamily properties.

Total depreciation increased by $1,437,000, or 29%, from $4,882,000 in 1998 to $6,319,000 in 1999. This increase was primarily attributable to additional depreciation relating to the acquisition of eleven industrial parks, the completion of an active senior property previously under development, and capital improvements made to rehabilitate existing properties, offset by the disposition of seven multifamily properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $243,000, or 4%, from $6,573,000 in 1998 to $6,816,000 in
1999. This increase was primarily attributable to an increase in outstanding borrowings due to new acquisitions made during 1998, offset by a lower interest rate on the Company's Line of Credit.

General and administrative expenses increased by $501,000, or 40%, from $1,238,000 in 1998 to $1,739,000 in 1999. This increase was primarily attributable to increased staffing due to growth in the portfolio.

Minority partners' interest in earnings of consolidated partnerships decreased $41,000 from $337,000 in 1998 to $296,000 in 1999.

A gain on the sale of real estate in the amount of $1,273,000 was recorded in 1999 for the sale of a 91,200 square foot industrial property and a 1.05 acre parcel of land. Both properties are located in southern California. There was no corresponding income in the comparable period for 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $5,749,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital, and, if necessary, funding from the Company's Line of Credit (as defined below).

As of June 30, 1999, the Company had borrowed $122,600,000 under its unsecured Line of Credit, which is a $150 million revolving credit agreement entered into in April 1998, to replace the Company's prior secured line of credit and unsecured bridge loan facility (the "Line of Credit"). The interest rate payable under the facility is LIBOR plus 1.30%. The facility matures in April of 2001. The Company uses the facility to finance acquisitions and for general corporate purposes.

During 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase securities of the Company (the "Shelf Registration Statement"). The Shelf Registration Statement was declared effective in April of 1998. At June 30, 1999, the Company has $300,000,000 available under the 1998 Shelf Registration Statement.

The Company may acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its Line of Credit, equity offerings, dispositions of existing properties, or debt financings, but no assurance can be given that any of these acquisitions or transactions will be completed.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Cash provided by operating activities decreased from $26,665,000 for the period ended June 30, 1998 to $20,667,000 for the period ended June 30, 1999. The primary reason for this decrease is related to the change in other assets, such as land deposits and pre-acquisition costs, and liabilities, such as security deposits and accrued payables, offset by the additional rental income contributed by properties acquired during 1998 and 1999.

Cash used in investing activities decreased from $130,110,000 for the period ended June 30, 1998 to $644,000 for the period ended June 30, 1999 as a result of fewer acquisitions.

Cash provided by financing activities decreased from $106,810,000 for the period ended June 30, 1998 to ($17,838,000) for the period ended June 30, 1999 primarily as a result of a net decrease in borrowings on the Company's Line of Credit and mortgage loans.

The immediately preceding paragraphs contain forward looking information involving risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's future liquidity, such factors would include the actual timing of and costs associated with the Company's acquisitions, the actual capital expenditures associated therewith, and the strength of the local economies of the submarkets in which the Company operates. Higher than expected acquisition, rental and/or rehabilitation costs, delays in the rehabilitation of properties, a downturn in the local economies, competition and/or the lack of growth of such economies could reduce the Company's revenues and increase its expenses, resulting in a greater burden on the Company's liquidity than that which the Company has described above.

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

Computer hardware consists of personal computers ("PCs") currently being utilized by the Company. This includes PCs utilized by employees along with PCs designated as file servers located at the corporate office. As of June 30, 1999, all computer hardware is believed to be Year 2000 compliant and 100% of the PCs have been tested.

Applications software consists of software currently being utilized by the Company including but not limited to accounting, operating system, spreadsheet and word processing software. As of June 30, 1999, the Company substantially completed the remaining assessment and repair or replacement, including testing, of its application software.

Operating equipment with embedded chips or software includes equipment or machinery such as elevators, security systems, lighting systems, HVAC systems and sprinkler systems used in the operation of the Company's properties. The Company completed the assessment and repair or replacement of its critical OE Systems in the second quarter of 1999. The Company anticipates that a contingency plan will be established to address non-compliant non-critical OE systems.

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

Cost to Address the Company's Year 2000 Issues

The Company has incurred less than $50,000 in connection with its Year 2000 remediation efforts. The Company cannot presently estimate the total cost of the remaining phases of its Year 2000 program. However, the Company does not expect its Year 2000 expenditures to be material to the Company's business, results of operations or financial condition.

Risks of the Company's Year 2000 Issues

Management of the Company believes it has a program in place to adequately resolve the Year 2000 issue in a timely manner. The Company's ability to address Year 2000's anticipated impact on its operating systems is based on numerous assumptions of future events and is dependent upon numerous factors. A Year 2000 failure by one or more of the financial institutions or utility companies with which the Company does business could cause the Company to lose access to its funds or could restrict the Company's ability to borrow or operate its property. A Year 2000 failure by a trustee or transfer agent could restrict the Company's ability to pay interest on its debentures or to pay dividends on its equity securities.

Company's Contingency Plans

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 project, but anticipates that a contingency plan will be established to address non-compliant non-critical OE systems.

IMPACT ON INFLATION

The Company's business is affected by general economic conditions, including the impact of inflation and interest rates. Substantially all of the Company's leases allow, at time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. For construction, the Company enters into various contracts for the development and construction of new properties. These are fixed-fee contracts and thus partially insulate the Company from inflationary risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's Annual Report on form 10-K for the year ended December 31, 1998 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 1998.

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 -  Financial Data Schedule.

(b)      Reports on Form 8-K

         During the quarter ended June 30, 1999, the Company filed a report on Form 8-K, dated June 23, 1999, describing under Item 5 the call for redemption of $6,500,000 of its outstanding debentures on August 18, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.



/s/ Glenn L. Carpenter                        /s/ Donald G. Herrman
-----------------------------------           -------------------------------
Glenn L. Carpenter                            Donald G. Herrman
Chairman and Chief Executive Officer          Chief Financial Officer and
                                              Secretary

DATED:        August 13, 1999
         --------------------------

                                 EXHIBIT INDEX


Exhibit
Number              Description
------              -----------
  27                Financial Data Schedule