Form 10-Q
period 1999-09-30
PACIFIC GULF PROPERTIES INC
filed 1999-11-15
CIK 912597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Transition Period from ___________________ to ___________________


                         Commission File Number: 1-12546


                          PACIFIC GULF PROPERTIES INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


        MARYLAND                                        33-0577520
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                  4220 VON KARMAN, SECOND FLOOR, NEWPORT BEACH
                              CALIFORNIA 92660-2002
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                  949-223-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


            COMMON STOCK, PAR VALUE $.01 PER SHARE, 20,460,044 SHARES
                     WERE OUTSTANDING AS OF November 9, 1999

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

================================================================================

                          PACIFIC GULF PROPERTIES INC.

                                    FORM 10-Q

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998                                                     3

         Consolidated Statements of Operations for the Nine
         Months ended September 30, 1999 and September 30, 1998                4

         Consolidated Statements of Operations for the Three
         Months ended September 30, 1999 and September 30, 1998                5

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 1999 and September 30, 1998                6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15

PART II: OTHER INFORMATION                                                    16

SIGNATURES                                                                    17

                          PACIFIC GULF PROPERTIES INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                      September 30,     December 31,
                                                                          1999             1998
                                                                      -------------     ------------
                                                                       (Unaudited)       (Audited)
ASSETS

Real estate assets
   Operating properties
        Land                                                            $ 232,126        $ 229,920
        Buildings                                                         649,700          633,268
                                                                        ---------        ---------
                                                                          881,826          863,188

Accumulated depreciation
                                                                          (66,882)         (49,776)
                                                                        ---------        ---------
                                                                          814,944          813,412

Properties under development, including land                               44,418           39,926
                                                                        ---------        ---------
                                                                          859,362          853,338

Cash and cash equivalents                                                   1,242            2,276

Accounts receivable                                                         4,501            4,984

Other assets                                                               16,368           14,529
                                                                        ---------        ---------
                                                                        $ 881,473        $ 875,127
                                                                        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Loans payable                                                           $ 407,405        $ 403,845
Accounts payable and accrued liabilities                                   18,423           15,828
Dividends payable                                                          10,011            9,844
Convertible subordinated debentures                                         5,260           12,244
                                                                        ---------        ---------
                                                                          441,099          441,761
Minority partners' interest in consolidated partnerships                   18,124           17,812

Commitments and contingencies                                                  --               --

Shareholders' equity
    Preferred shares, $.01 par value; 10,000,000 shares
      authorized; 2,763,116 Senior Cumulative Convertible Class A shares outstanding at September 30, 1999 and December 31,
      1998, respectively                                                       28               28
    Preferred shares, $.01 par value; 300,000 shares authorized;
      Class C Junior Participating Cumulative Preferred Stock; no
      shares outstanding                                                       --               --
    Common shares, $.01 par value; 100,000,000 shares authorized;
      20,406,020 and 20,017,814 shares outstanding at September 30,
      1999 and December 31,1998, respectively                                 204              201
    Outstanding restricted stock                                           (1,296)          (1,203)
    Additional paid-in capital                                            419,345          412,093
    Retained earnings                                                       3,969            4,435
                                                                        ---------        ---------
                                                                          422,250          415,554
                                                                        ---------        ---------
                                                                        $ 881,473        $ 875,127
                                                                        =========        =========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 ------------------------
                                                                    1999          1998
                                                                 ---------     ----------
REVENUES
Rental income
         Industrial properties                                    $72,812       $54,993
         Multifamily properties                                    19,299        27,916
                                                                  -------       -------
                                                                   92,111        82,909

EXPENSES
Rental property operating expenses
         Industrial properties                                     16,187        11,979
         Multifamily properties                                     6,941        10,290
                                                                  -------       -------
                                                                   23,128        22,269

Depreciation                                                       19,067        14,751

Interest (including amortization of debenture discount
  and financing costs of $633 and $896, respectively)              20,518        18,965
General and administrative expenses                                 5,026         3,912

Minority partners' interest in earnings of consolidated
  partnerships                                                        967           733
                                                                  -------       -------
                                                                   68,706        60,630
                                                                  -------       -------

INCOME BEFORE GAIN ON SALE OF REAL ESTATE                          23,405        22,279
Gain on sale of real estate                                         5,852         6,427
                                                                  -------       -------
NET INCOME                                                         29,257        28,706
Less:  preferred dividend requirements                              3,707         3,621
                                                                  -------       -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $25,550       $25,085
                                                                  =======       =======

Earnings per share
         Basic                                                    $  1.28       $  1.26
                                                                  =======       =======
         Diluted                                                  $  1.26       $  1.24
                                                                  =======       =======

Dividends declared per common share                               $  1.29       $  1.26
                                                                  =======       =======

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                         1999          1998
                                                      ---------    ------------
REVENUES
Rental income
         Industrial properties                         $24,986       $20,334
         Multifamily properties                          6,571         9,458
                                                       -------       -------
                                                        31,557        29,792
EXPENSES
Rental property operating expenses
         Industrial properties                           5,496         4,447
         Multifamily properties                          2,442         3,675
                                                       -------       -------
                                                         7,938         8,122

Depreciation                                             6,688         5,479

Interest (including amortization of debenture
  discount and financing costs of $210 and $217,
  respectively)                                          6,965         7,117

General and administrative expenses                      1,907         1,563
Minority partners' interest in earnings of
  consolidated partnerships                                374           290
                                                       -------       -------
                                                        23,872        22,571
                                                       -------       -------
INCOME BEFORE GAIN ON SALE OF REAL ESTATE                7,685         7,221
Gain on sale of real estate                              1,228         6,427
                                                       -------       -------
NET INCOME                                               8,913        13,648
Less:  preferred dividend requirements                   1,236         1,207
                                                       -------       -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                $ 7,677       $12,441
                                                       =======       =======
Earnings per share
         Basic                                         $  0.38       $  0.62
                                                       =======       =======
         Diluted                                       $  0.38       $  0.58
                                                       =======       =======
Dividends declared per common share                    $  0.43       $  0.42
                                                       =======       =======

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited))

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  ----------------------------
                                                                     1999             1998
                                                                  ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                        $  29,257        $  28,706

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                      19,067           14,751

   Amortization of debenture discount and financing costs               633              896

   Gain on sale of real estate                                       (5,852)          (6,427)

   Minority interests in earnings of consolidated
     partnerships                                                       967              733

   Compensation recognized related to restricted stock
      issued to employees                                               (93)            (464)

   Net increase in other assets                                      (6,322)          (4,046)

   Net increase in liabilities                                        1,357            6,871
                                                                  ---------        ---------
Net cash provided by operating activities                            39,014           41,020
                                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition and improvements to properties                          (11,518)        (108,494)

Development expenditures                                            (22,666)         (33,833)

Proceeds from sale of real estate                                    19,280           13,525
                                                                  ---------        ---------
Net cash used in investing activities                               (14,904)        (128,802)
                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line of credit                                         27,300          219,269

Repayment of line of credit                                         (36,950)        (119,869)

Proceeds from mortgage notes payable                                  9,000           18,300

Repayment of mortgage notes payable                                  (1,805)         (22,170)

Proceeds from construction loans                                      6,015           15,658

Issuance of common shares                                               271              540

Minority interest (distributions) contributions                        (655)           7,762

Dividends paid on common shares                                     (25,848)         (25,181)

Dividends paid on preferred shares                                   (2,472)          (2,879)
                                                                  ---------        ---------
Net cash (used in) provided by financing activities                 (25,144)          91,430
                                                                  ---------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (1,034)           3,648

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,276            1,466
                                                                  ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   1,242        $   5,114
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

2. REAL ESTATE

   During the third quarter of 1999, the Company sold a 42,240 square foot industrial property located in Seattle, Washington for $1,900,000. The net gain recognized was $492,000.

   In August 1999, the Company acquired a land parcel, containing 11.71 acres, located in Temecula, California for $2,388,000. The Company plans to develop a 244-unit active senior apartment community on this site.

   In August 1999, the Company acquired a 68,134 square foot industrial park in Tempe, Arizona for $3,100,000.

   Also in August 1999 the Company recognized a deferred gain of $850,000 as a result of the collection of a note receivable relating to the sale of the Company's Texas properties in 1995.

   During the second quarter of 1999, the Company sold a 91,200 square foot single-tenant industrial property located in Anaheim, California, and a 1.05 acre parcel of land in Lake Forest, California, for $4,680,000 and $850,000, respectively. The net gain recognized from these sales was $1,159,000.

   In March of 1999, the Company acquired a land parcel, containing 8.65 acres, located in Anaheim Hills, California for $5,400,000. The Company plans to develop a 259-unit active senior apartment community on this site.

   During the first quarter of 1999, the Company sold a multifamily apartment property located in Santa Ana, California, consisting of 196 apartment units for $11,000,000 and recognized a gain on sale of $3,351,000.

3. LOANS PAYABLE

   The Company's loans payable at September 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                        1999           1998
                                      --------       --------
   Mortgage notes:
     Conventional mortgage debt
       Industrial                     $141,842       $133,745
       Multifamily
         Active Senior                   4,572          4,620
         Family                         33,948         34,239
                                      --------       --------
                                       180,362        172,604
   Tax-exempt mortgage debt
     Multifamily
        Active Senior                   44,343         44,697
        Family                          20,606         20,815
                                      --------       --------
                                        64,949         65,512

   Construction loans                   37,994         31,979

   Unsecured line of credit            124,100        133,750
                                      --------       --------
                                      $407,405       $403,845
                                      ========       ========

4. CONVERTIBLE SUBORDINATED DEBENTURES

   As of September 30, 1999, the Company's outstanding convertible subordinated debentures totaled $5,260,000, which is net of unamortized discount of $13,000. Conversion of all the outstanding debentures, which are convertible into common shares at a rate of 53.6986 shares of Common Stock per $1,000 of principal amount of debentures, would require the issuance of an additional 283,152 common shares. During the nine months ended September 30, 1999, $6,824,000 in aggregate principal amount of debentures ($6,785,000 net of discount) were converted into 366,396 common shares.

   Per the terms of the debentures, the Company may call all or a portion of the remaining outstanding debentures at par.

   The Company called for redemption of $6,500,000 of its outstanding debentures on August 18, 1999. As of that date, $6,300,000 of the debentures called had converted into 338,301 shares of Common Stock. The Company redeemed the remaining $200,000 for cash.

   In October, 1999 the Company announced the redemption of the remaining $5,273,000 million of its convertible subordinated debentures. This call occurred November 10, 1999 and $5,110,000 of debentures converted into 274,399 shares of Common Stock. The Company redeemed the remaining $163,000 for cash.

5. SHAREHOLDERS' EQUITY

   The Company has an effective shelf registration statement approved by the Securities and Exchange Commission on April 25, 1998 for the aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company. Availability under this shelf registration statement at September 1999 is $300,000,000, subject to market conditions.

   The Company has a stock rights plan under which the holders of common stock of the Company ("Common Shares") received a dividend of one preferred stock purchase right (a "Right") for each Common Share held on the record date. The Rights shall be distributed and shall be exercisable upon the earliest of :
   (a) the tenth business day following the date of announcement that any person has become the beneficial owner of 10% or more of the then outstanding voting stock of the Company (such person is a "10% Stockholder" and the date of announcement is the "10% Ownership Date"), (b) the tenth business day following the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would cause any person to become a 10% Stockholder, (c) the first date, on or after the 10% Ownership Date, upon which the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation or in which the outstanding Common Shares are changed into or exchanged for stock or assets of another person, or upon which 50% or more of the Company's consolidated assets or earning power are sold. Upon distribution, the Rights shall be exercisable to purchase at the exercise price, initially $100.00 (the "Exercise Price") (i) one one-hundredth of a share of the Company's Class C Junior Participating Cumulative Preferred Stock, or (ii) after the tenth business day following the 10% Ownership Date, Common Shares with a market value equal to two times the Exercise Price, or
   (iii) in the event of a merger, business combination or sale of 50% or more of the Company's consolidated assets or earning power, shares of common stock of the surviving company or purchaser, respectively, with an aggregate market value equal to two times the Exercise Price. The Rights shall expire on December 11, 2007, unless earlier redeemed or exchanged.

   During the nine months ended September 30, 1999, the Company issued 2,321 shares of Common Stock through its Dividend Reinvestment Program.

6. PER COMMON SHARE DATA

   The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, in accordance with the Financial Accounting Standards Board Statement No. 128:

                                                      1999                                             1998
                                  ----------------------------------------------     ---------------------------------------
                                                       Weighted                                      Weighted
                                                        Average                                       Average
                                    Earnings            Shares        Earnings         Earnings       Shares        Earnings
                                   (Numerator)       (Denominator)   Per Share        (Numerator)   (Denominator)  Per Share
                                   -----------       -------------   ---------        -----------   -------------  ---------
BASIC EPS

  Income available to common
    shareholders                   $25,550,000        20,037,000        1.28          $25,085,000      19,936,000     1.26
                                                                        ====                                          ====

EFFECT OF DILUTIVE SECURITIES

  Stock options                                           35,000                                           12,000

  Restricted stock                                        98,000                                           87,000

  Limited partnership units            967,000           870,000                          733,000         791,000
                                   -----------       -----------                      -----------     -----------
DILUTED EPS                        $26,517,000       $21,040,000        1.26          $25,818,000     $20,826,000     1.24
                                   ===========       ===========        ====          ===========     ===========     ====

   Shares of Senior Cumulative Convertible Preferred Stock, convertible into 2,763,116 shares of Common Stock, were outstanding during 1999 and 1998 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive. Weighted average subordinated debentures convertible into 468,000 and 671,000 shares of Common Stock were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

7. COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

   On September 9, 1999, the Company declared its quarterly distribution of $.43 per common share covering shares outstanding at September 30, 1999. The distribution was paid on October 15, 1999 to holders of record on October 1, 1999. Assuming the Board continues to declare quarterly distributions, the estimated annual distribution based on this amount would be $1.72.

   Preferred stock dividends of $2,472,000, related to the shares of Class A Preferred Stock outstanding in the first and second quarters of 1999, were paid by the Company on May 14, 1999 and August 14, 1999, respectively. Preferred stock dividends of $1,236,000 related to 2,763,116 shares of Class A Preferred Stock have been accrued through September 30, 1999 at the rate of $0.44720 per share per quarter.

8.  INTEREST

Interest incurred for the nine months ended September 30 consists of the following (in thousands):

                                                         1999            1998
                                                       --------        --------
Interest incurred                                      $ 22,001        $ 20,640

Amortization:

         Debenture discount and costs                        83             100

         Costs related to financing assumed from
           the Company's Predecessor and line of
           credit costs                                     327             382

         Long-term financing costs                          222             414

Interest capitalized                                     (1,852)         (2,293)

Interest income                                            (263)           (278)
                                                       --------        --------
Interest expense                                       $ 20,518        $ 18,965
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

   NOI from industrial properties totaled $56,625,000 and $43,014,000 for the nine months ended September 30, 1999 and 1998, respectively. NOI from multifamily properties totaled $12,358,000 and $17,626,000 for the nine months ended September 30, 1999 and 1998, respectively.

   NOI from industrial properties totaled $19,490,000 and $15,887,000 for the quarters ended September 30, 1999 and 1998, respectively. NOI from multifamily properties totaled $4,129,000 and $5,783,000 for the quarters ended September 30, 1999 and 1998, respectively.

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

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the nine months ended September 30, 1999 and 1998, together with liquidity and capital resources as of September 30, 1999.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Industrial rental income increased by $17,819,000, or 32%, from $54,993,000 in 1998 to $72,812,000 in 1999. This increase was primarily attributable to the acquisition of eleven industrial parks containing approximately 2,197,000 square feet of leasable area since March 1998. Industrial rental income for the nine months ended September 30, 1999 included $12,543,000 related to industrial parks acquired since March 31, 1998.

Multifamily rental income decreased by $8,617,000, or 31%, from $27,916,000 in 1998 to $19,299,000 in 1999. This decrease was primarily attributable to the sale of six apartment properties located in Washington, during the third and fourth quarters of 1998, and one apartment property located in California, in the first quarter of 1999, offset by an increase in revenue resulting from rental rate increases and the completion of an active senior property previously under development. Multifamily rental income for the nine months ended September 30, 1998 included $10,192,000 related to the seven apartment properties sold in 1998 and 1999. As a result of these changes, total revenues increased by $9,202,000, or 11%, from $82,909,000 in 1998 to $92,111,000 in 1999.

Industrial rental property expenses increased $4,208,000, or 35%, from $11,979,000 in 1998 to $16,187,000 in 1999. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Industrial rental property expenses for the nine months ended September 30, 1999 included $2,828,000 related to industrial parks acquired since March 31, 1998. Multifamily rental property expenses decreased by $3,349,000, or 33% from $10,290,000 in 1998 to $6,941,000 in 1999. This decrease was primarily attributable to the disposition of the above referenced multifamily properties.

Total depreciation increased by $4,316,000, or 29%, from $14,751,000 in 1998 to $19,067,000 in 1999. This increase was primarily attributable to additional depreciation relating to the acquisition of eleven industrial parks, the completion of an active senior property previously under development, and capital improvements made to rehabilitate existing properties, offset by the disposition of seven multifamily properties.

Interest expense (including amortization of debenture discount and financing costs) increased by $1,553,000, or 8%, from $18,965,000 in 1998 to $20,518,000 in 1999. This increase was primarily attributable to an increase in outstanding borrowings due to new acquisitions made during 1998, offset by a lower interest rate on the Company's line of credit and a decrease in the outstanding debentures due to the August 1999 redemption.

General and administrative expenses increased by $1,114,000, or 28%, from $3,912,000 in 1998 to $5,026,000 in 1999. This increase was primarily attributable to increased staffing due to growth in the portfolio.

Minority partners' interest in earnings of consolidated partnerships increased 234,000 from $733,000 in 1998 to $967,000 in 1999. This increase is primarily attributable to earnings allocated to the minority interest partners in a partnership formed in 1995, who recently exceeded an earnings threshold entitling these partners to an allocation of earnings.

A gain on the sale of real estate in the amount of $5,852,000 was recorded in 1999 for the sale of a 196-unit multifamily property, a 91,200 square foot industrial property, a 1.05-acre parcel of land, all located in Southern California, a 42,240 square foot industrial property located in Seattle, Washington and the recognition of a deferred gain on the collection of a note receivable relating to the sale of the Company's Texas properties in 1995. The gain on sale of real estate was $6,427,000 for the 1998 period.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Industrial rental income increased by $4,652,000, or 23% from $20,334,000 in 1998 to $24,986,000 in 1999. This increase was primarily attributable to the acquisition of eleven industrial parks containing approximately 2,197,000 square feet of leasable area since March 1998. Industrial rental income for the three months ended September 30, 1999 included $4,376,000 related to the industrial parks acquired since March 31, 1998.

Multifamily rental income decreased by $2,887,000, or 31% from $9,458,000 in 1998 to $6,571,000 in 1999. This decrease was primarily attributable to the sale of six apartment properties located in Washington, during the third and fourth quarters of 1998 and one apartment property located in California in the first quarter of 1999, offset by an increase in rental rates and the completion of an active senior property previously under development.

As a result of these changes, total revenues increased by $1,765,000, or 6%, from $29,792,000 in 1998 to $31,557,000 in 1999.

Industrial rental property expenses increased $1,049,000, or 24% from $4,447,000 in 1998 to $5,496,000 in 1999. This increase was primarily attributable to the acquisition of the above referenced industrial parks. Industrial rental property expenses for the three months ended September 30, 1999 included $941,000 related to industrial parks acquired since March 31, 1998. Multifamily rental property expenses decreased by $1,233,000, or 34% from $3,675,000 in 1998 to $2,442,000 in 1999. This decrease was primarily attributable to the disposition of the above referenced multifamily properties.

Total depreciation increased by $1,209,000, or 22% from $5,479,000 in 1998 to $6,688,000 in 1999. This increase was primarily attributable to additional depreciation relating to the acquisition of eleven industrial parks, the completion of an active senior property previously under development, and capital improvements made to rehabilitate existing properties, offset by the disposition of seven multifamily properties.

Interest expense (including amortization of debenture discount and financing costs) decreased by $152,000, or 2% from $7,117,000 in 1998 to $6,965,000 in
1999. This decrease was primarily attributable to a lower interest rate on the Company's line of credit and a decrease in the outstanding debentures due to the August 1999 redemption.

General and administrative expenses increased by $344,000, or 22% from $1,563,000 in 1998 to $1,907,000 in 1999. This increase was primarily attributable to increased staffing due to growth in the portfolio.

Minority partners' interest in earnings of consolidated partnerships increased $84,000 from $290,000 in 1998 to $374,000 in 1999 due to the minority interest partners in a partnership formed in 1995, who recently exceeded an earnings threshold entitling these partners to an allocation of earnings.

A gain on the sale of real estate in the amount of $1,228,000 was recorded in 1999 for the sale of a 42,240 square foot industrial property in Seattle, Washington and the recognition of a deferred gain on the collection of a note receivable relating to the sale of the Company's Texas properties in 1995. The gain on sale of real estate was $6,427,000 for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had $1,242,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through net cash flow from operations, existing working capital, and, if necessary, funding from the Company's line of credit.

As of September 30, 1999, the Company had borrowed $124,100,000 under its $150 million unsecured line of credit, a revolving credit agreement entered into in April, 1998, which replaced the Company's prior secured line of credit (the "Line of Credit"). The interest rate payable under the facility is LIBOR plus 1.30%. The facility matures in April of 2001. The Company uses the Line of Credit to finance acquisitions, interim development needs and for general corporate purposes.

The Company has a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $300,000,000 available under the 1998 Shelf Registration Statement.

The Company may acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its Line of Credit, dispositions of existing properties, equity offerings or debt financings, but no assurance can be given that any of these transactions will be completed.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, meeting debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Cash provided by operating activities decreased from $41,020,000 for the period ended September 30, 1998 to $39,014,000 for the period ended September 30, 1999. The primary reason for the decrease is related to the change in other assets, such as land deposits and pre-acquisition costs, and liabilities, such as security deposits and accrued payables, offset by the additional rental income contributed by properties acquired during 1998 and 1999.

Cash used in investing activities decreased from $128,802,000 for the period ended September 30, 1998 to $14,904,000 for the period ended September 30, 1999 as a result of fewer acquisitions.

Cash provided by financing activities decreased from $91,430,000 for the period ended September 30, 1998 to ($25,144,000) for the period ended September 30, 1999 primarily as a result of a net decrease in borrowings on the Company's Line of Credit and mortgage loans.

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

Computer hardware consists of personal computers ("PCs") currently being utilized by the Company. This includes PCs utilized by employees along with PCs designated as file servers located at the corporate office. As of September 30, 1999 all computer hardware is believed to be Year 2000 compliant and 100% of the PCs have been tested.

Applications software consists of software currently being utilized by the Company, including but not limited to, accounting, operating system, spreadsheet and word processing software. As of October 31, 1999, the Company has completed 100% of the assessment and repair or replacement, including testing, of its application software.

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

The third party analysis consists of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 issue. The state of readiness of the Company's third parties is based primarily on representations from such parties. The Company has queried 100% of its significant suppliers and subcontractors that do not share information systems with the Company. The Company has reviewed the results of this survey, has assessed the impact of the results on its operations and has a contingency plan to address whatever action is deemed necessary. To date, the Company is not aware of any third parties with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready.

Cost to Address the Company's Year 2000 Issues

The Company has incurred less than $100,000 in connection with its Year 2000 remediation efforts. The Company cannot presently estimate the total cost of the remaining phases of its Year 2000 program. However, the Company does not expect its Year 2000 expenditures to be material to the Company's business, results of operations or financial condition.

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

Company's Contingency Plans

The Company has developed a contingency plan to address non-compliant non-critical OE systems.

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

             27 -- Financial Data Schedule

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

PACIFIC GULF PROPERTIES INC.


/s/ Glenn L. Carpenter                     /s/ Donald G. Herrman
------------------------------------       -------------------------------------
Glenn L. Carpenter                         Donald G. Herrman
Chairman and Chief Executive Officer       Chief Financial Officer and Secretary


DATED: November 15, 1999

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER              DESCRIPTION
            -------             -----------

             27.1               Financial Data Schedule