Form 10-K
period 1999-12-31
PACIFIC GULF PROPERTIES INC
filed 2000-03-24
CIK 912597

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 17, 2000 was approximately $416,972,000.

     On March 17, 2000, the registrant had 20,656,121 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of shareholders of Pacific Gulf Properties Inc. to be held on May 11, 2000 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        -----
                                   PART I
Item 1.   Business....................................................      3
Item 2.   Properties..................................................     10
Item 3.   Legal Proceedings...........................................     16
Item 4.   Submission of Matters to a Vote of Security Holders.........     16

                                   PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................     17
Item 6.   Selected Financial and Operating Data.......................     18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     20
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     26
Item 8.   Financial Statements and Supplementary Data.................     27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     27

                                  PART III
Item 10.  Directors and Management....................................     28
Item 11.  Executive Compensation......................................     28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     28
Item 13.  Certain Relationships and Related Transactions..............     28

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on form
          8-K.........................................................     28

                DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Pacific Gulf Properties Inc. (together with its consolidated operating partnerships, PGP Inland Communities, L.P., Pacific Inland Communities, L.L.C., Terrace Gardens PGP L.P., Morning View Terrace PGP L.P., PGP Northern Industrial L.P., PGP Southern Industrial II, L.P. and PGP Von Karman Properties, collectively the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/ regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial and multifamily properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

     Pacific Gulf Properties Inc. operates as a self-administered and self-managed equity real estate investment trust (a "REIT") which owns, operates, leases, acquires, rehabilitates and develops primarily light industrial and business park properties ("Industrial Properties") in the Western United States. In addition to its Industrial Properties, the Company owns, operates, acquires and develops rental housing for active seniors age 55 and older, focusing mainly in California. The Company also owns and operates family-style apartment communities.

     As of December 31, 1999, the Company owned a portfolio of 74 industrial properties, including five properties under development and rehabilitation, containing an aggregate of 15.6 million leasable square feet, one of which is being rehabilitated containing approximately 118,000 leasable square feet and four which are being developed that will contain approximately 709,000 leasable square feet (the "Industrial Properties"). As of December 31, 1999, the Industrial Properties experienced a combined occupancy rate of 96%.

     As of December 31, 1999, the Company also owned a portfolio of 18 multifamily properties (the "Multifamily Properties") containing 3,069 units. Of these units, 1,438 units in eight properties are active senior rental apartment communities (the "Active Senior" properties). The remaining 10 properties are family-style apartment communities which the Company continues to operate. The Company is negotiating contracts with listing brokers for the sale of the remaining family-style apartment communities. At year end 1999, occupancy rates at the Active Senior properties and the remaining family-style apartment communities were 94% and 96%, respectively.

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

INDUSTRIAL PROPERTIES

     The Company focuses on multi tenant business parks and mid-size warehouse/distribution facilities. It specializes in serving small to mid-size industrial tenants ranging from 1,000 to 100,000 square feet of space. The average tenant of the Company's Industrial Properties leases approximately 6,500 square feet of space. Over 2,300 tenants currently occupy the Industrial Properties and no one tenant accounts for more than 1% of the Company's total revenue.

     Management believes that its properties are located in strong markets and intends to continue to focus its activities in the Western United States. The Company believes these regions possess diverse and vibrant economies with good prospects for continued economic growth due to their Pacific Rim location, quality of life, well developed transportation infrastructures, high technology industries, well-educated employee base and excellent universities. Within these regions, the Company focuses on sub-markets within the major metropolitan areas of Orange County, San Bernardino/Riverside Counties, Sacramento, the East Bay area of Northern California, Los Angeles, San Diego, Seattle, Phoenix and Las Vegas.

     In each specific local submarket in which it operates, the Company generally seeks to own a number of properties and to be a significant commercial landlord in that market for the Company's product type. Through this approach, the Company can offer prospective tenants a variety of property options and can provide existing tenants, who are growing, additional space in properties owned by the Company in the same area. The Company believes that this strategy gives it a measure of control over the rental rates it charges for its properties. The Company also believes that it has achieved significant market penetration within a number of submarkets in which it operates. Such market focus enables the Company to maximize synergistic opportunities and economies of scale and allows management to concentrate its expertise on specific markets and local conditions.

     The Company manages all of its existing Industrial Properties in California, Nevada and the Pacific Northwest using its network of eight regional offices, each of which is headed by a Regional Manager who reports directly to the Senior Vice President of Industrial Operations. The Company offers industrial leases in the one- to five-year range. Lease terms include, in most cases, annual adjustments based on changes in the consumer price index. The standard lease also includes some refurbishing and tenant improvement allowance with the amount varying depending upon the length of the lease, the size of the space leased and the use. The Company will seek tenants primarily involved in warehouse, distribution, assembly and light manufacturing activities. Standard lease terms include a stipulated due date for rent payment, late charges (typically with no grace period), no offset or withholding provisions, security deposit clause, as well as many other provisions considered favorable to the landlord.

MULTIFAMILY PROPERTIES

     In 1998, the Company began to execute its strategy to exit the family-style apartment segment of the multifamily market and to focus only on industrial and active senior apartment properties. The Company exited out of the Pacific Northwest market when it sold its portfolio of five family-style apartment communities containing 1,322 units in Washington state in December of 1998 and subsequently used the proceeds to purchase seven industrial properties encompassing approximately 1.3 million square feet in various western markets. As a continuation of its strategy, in February of 1999, the Company sold a 196 unit family-style apartment community in Orange County, California and used the proceeds to repay a portion of its line of credit.

     After the above-referenced sales, the Company continues to own a portfolio of 10 family-style apartments consisting of 1,631 units all located in Southern California. The Company is negotiating contracts with listing brokers to sell all of these properties. There can be no assurance that the Company will actually dispose of such properties, nor can there be any assurance as to the timing of any such dispositions. Any such decision by the Company will be subject to numerous factors, including prices offered for the Company's family-style apartment communities and the availability of suitable alternate investment for the proceeds of such dispositions.

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

                               1999 DEVELOPMENTS

PROPERTY ACQUISITION ACTIVITY

     During 1999, the Company acquired approximately $11.5 million of industrial operating properties. The Company also acquired $4.7 million and $9.0 million of industrial development and rehabilitation and active senior apartment development properties, respectively. The following table sets forth information regarding these properties.

                                                            NET RENTABLE
                                                               SQUARE                      TOTAL
                                                   DATE       FOOTAGE/     ACQUISITION   ESTIMATED     INITIAL
       PROPERTY NAME             LOCATION        ACQUIRED      UNITS          COST        COST(1)    OCCUPANCY(2)
       -------------         -----------------   --------   ------------   -----------   ---------   ------------
                                                                             (000'S)      (000'S)
INDUSTRIAL
 Operating Properties
  PGDC -- Las Vegas........  Las Vegas, NV       November      79,274        $ 3,525      $ 3,645         82%
  Broadwood Business
    Center.................  Mesa, AZ            November     156,197          7,950        7,960         94%
                                                              -------        -------      -------
                                                              235,471         11,475       11,605
 Development and
 Rehabilitation Properties
  PGBP -- Renton...........  Renton, WA          December     107,000          1,553        6,715        n/a
  PGBP -- Geneva...........  Tempe, AZ           August       117,792          3,108        5,600        n/a
                                                              -------        -------      -------
                                                              224,792          4,661       12,315
MULTIFAMILY -- ACTIVE
  SENIORS
 Development Properties
  The Fountains............  Anaheim Hills, CA   March            259          5,461       23,878        n/a
  The Fountains............  Temecula, CA        August           244          2,390       16,098        n/a
  The Fountains............  Sacramento, CA      December         166          1,141       10,191        n/a
                                                              -------        -------      -------
                                                                  669          8,992       50,167
                                                                             -------      -------
         Total
           Acquisitions....                                                  $25,128      $74,087
                                                                             =======      =======

---------------
(1) Total capitalized acquisition cost, including closing and anticipated development or rehabilitation costs.

(2) Occupancy is reported as of closing date of acquisition.

PROPERTY DISPOSITION ACTIVITY

     During 1999, the Company disposed of approximately $15.7 million of industrial properties and $7.6 million of multifamily properties. The following table sets forth information regarding these properties and does not include a deferred gain of $.9 million related to collection of a note receivable.

                                                           ACRES/
                                                       SQUARE FOOTAGE/    MONTH OF     SALES    COST OF   GAIN ON
           PROPERTY NAME                LOCATION            UNITS        DISPOSITION   PRICE     SALE      SALE
           -------------             ---------------   ---------------   -----------  -------   -------   -------
                                                                                      (000'S)   (000'S)   (000'S)
INDUSTRIAL
Pacific Gulf Spectrum Center(1)....  Lake Forest, CA          1.05       April        $   850   $   850   $   --
PGDC -- Anaheim....................  Anaheim, CA            91,200       June           4,680     3,521    1,159
Seattle Industrial 8th Avenue......  Seattle, WA            42,240       August         1,900     1,408      492
Goldenwest -- Etiwanda(2)..........  Ontario, CA           302,020       October       11,160     8,646    2,514
Contra Costa Diablo(2).............  Concord, CA            16,848       December       1,400     1,294      106
                                                                                      -------   -------   ------
MULTIFAMILY                                                                            19,990    15,719    4,271
Park Place Apartments..............  Santa Ana, CA             196       February      11,000     7,649    3,351
                                                                                      -------   -------   ------
         Total Dispositions........                                                   $30,990   $23,368   $7,622
                                                                                      =======   =======   ======

---------------
(1) Sale of excess acreage at development site.

(2) Sale of single building in a multi-building project.

COMPLETION OF INDUSTRIAL PROPERTY REHABILITATION

     During 1999, the Company completed rehabilitation on a 382,000 square foot warehouse in San Diego, California. The total rehabilitation cost for the property was $2.6 million. The project is 100% occupied at December 31, 1999.

     During 1999, the Company also completed development of a 209,000 square foot industrial park in Lake Forest, California for a cost of $11.8 million, excluding land costs of $3.6 million. The property is 97% occupied at December 31, 1999.

FINANCING ACTIVITY

     The Company has a $150.0 million unsecured revolving credit agreement (the "Line of Credit") which matures in April 2001. The interest rate payable under the Line of Credit is based on the leverage level of the Company and at December 31, 1999 is LIBOR plus 1.30%.

     In 1997, the Company established a pool agreement with the Federal National Mortgage Associations ("FNMA") to provide 30-year credit enhancement on the Company's tax-exempt projects. In 1999, the Company replaced the existing credit enhancement which was maturing with FNMA to finance Tyler Springs senior apartment community in Riverside, California. The $9.0 million in bonds secured by Tyler Springs have a variable interest rate, after giving effect to credit enhancement and other costs, of 5.04% as of December 31, 1999.

     In December 1998 in conjunction with the sale of the Company's Washington apartment communities, the Company restructured the existing indebtedness on the Hampton Bay apartment community. The lender, a life insurance company, released the Hampton Bay property as collateral and accepted a letter of credit in the amount of $9.4 million as substitution collateral. The Company replaced the letter of credit by providing its City of Industry industrial project as replacement collateral in May 1999.

     In February 1999, the Company borrowed $9.0 million at an interest rate of LIBOR + 1.375% for a term of one year. The proceeds of this loan were used to repay $9.0 million of indebtedness under the Company's Line of Credit. The loan is secured by a 359,000 square foot industrial property acquired in June 1998.

     In November 1999, the Company borrowed $6.5 million at an interest rate of LIBOR + 1.65% for a term of one year. The proceeds of this loan were used to acquire a 156,000 square foot industrial property located in Mesa, Arizona. The loan is secured by this property.

                                  INDEBTEDNESS

     The following table presents information on indebtedness encumbering the Industrial and Multifamily Properties, excluding borrowings outstanding under the Company's Line of Credit, as of December 31, 1999:

                                                             OUTSTANDING
                                                               BALANCE        MATURITY
                         PROPERTY                            (IN 000'S)         DATE        INTEREST RATE
                         --------                            -----------   --------------   --------------
INDUSTRIAL
  Baldwin Industrial Park..................................   $ 11,270       October 2005           8.150%
  PGBP -- Tukwila..........................................     11,004      December 2002     Libor + 1.5%(d)
  Vista Distribution Center(a).............................      7,789       October 2010           8.000%
  PGBP -- Rancho Cucamonga(a)..............................      3,795       October 2010           8.000%
  Garden Grove Industrial Center(a)........................      5,293       October 2010           8.000%
  Horn Road Business Park..................................      2,725      February 2006           7.950%
  Various(b)...............................................     33,973       October 2007           7.110%
  Eden Plaza/Eden Industrial...............................     11,639      December 2002           7.050%
  PGDC -- Bell Ranch Road(c)...............................      2,475      December 2012           7.750%
  PGBP -- Pacific Park(c)..................................      4,425      December 2012           7.750%
  PGBP -- North County(c)..................................      4,125      December 2012           7.750%
  PGBP -- Bay San Marcos(c)................................      2,700      December 2012           7.750%
  PGBC -- Escondido(c).....................................      6,300      December 2012           7.750%
  PGBP -- Riverview Industrial Park(c).....................      4,475      December 2012           7.750%
  PGDC -- Miramar Village(e)...............................     10,974       October 2001   Libor + 1.375%
  PGDC -- Algona 2(f)......................................      4,625       October 2001   Libor + 1.375%
  PGDC -- City of Industry.................................      7,406         April 2006           7.300%
  PGDC -- Las Vegas........................................      4,365       January 2004           8.380%
  PGDC -- Garden Grove II..................................      2,259          June 2011           8.000%
  PGBP -- Lake Forest(j)...................................     10,027         March 2000     Libor + 1.5%
  Pacific Gulf Spectrum Center(k)..........................     14,599        August 2000     Libor + 1.3%
  PGBC -- Tustin(n)........................................      9,000      February 2000   Libor + 1.375%
  Broadwood Business Center................................      6,500      November 2000    Libor + 1.65%
  PGDC -- Whittier(l)......................................      7,587     September 2001   Libor + 1.525%
                                                              --------
         Total Industrial..................................   $189,330
                                                              --------
MULTIFAMILY
  Inn at Laguna Hills......................................      4,556        August 2024           7.250%
  Daisy V..................................................      1,253     September 2025           7.466%(g)
  Daisy VII................................................     10,028        August 2000           6.780%
  Daisy XII................................................      3,570     September 2025           7.466%(g)
  Daisy XVI................................................     11,305        August 2000           6.780%
  Daisy XVII...............................................      6,542        August 2000           6.780%
  Lariat...................................................      1,155     September 2025           7.466%(g)
  Daisy XIX(h).............................................      6,444      December 2026           6.300%
  Daisy XX(h)..............................................      7,396      December 2026           6.300%
  Sunnyside I(h)...........................................      5,453      December 2026           6.300%
  Sunnyside II(h)..........................................      1,760      December 2026           6.300%
  Sunnyside III(h).........................................      2,847      December 2026           6.300%
  Raintree(h)..............................................      6,695       January 2026           6.400%
  Tyler Springs(h).........................................      8,981       January 2027           5.040%(i)
  Terrace Gardens(h).......................................      7,837       January 2026           6.385%
  Morning View Terrace(h)..................................     10,644       January 2026           6.375%
  The Fountains at Rancho Santa Margarita(h)...............      6,277      December 2026           6.400%
  The Fountains at Anaheim Hills(m)........................      2,620     September 2001   Libor + 1.525%
                                                              --------
         Total Multifamily.................................    105,363
                                                              --------
         TOTAL.............................................   $294,693
                                                              ========

---------------
 (a) Vista Distribution Center, PGBP -- Rancho Cucamonga and Garden Grove Industrial Center jointly collateralize the $16,900,000 note payable.

 (b) PGDC -- Fontana, PGDC -- Chino, Pacific Gulf Warm Springs Industrial, PGDC -- Downey and PGDC -- Rancho Bernardo jointly collateralize the $34,000,000 note payable.

 (c)  PGDC -- Bell Ranch Road, PGBP -- Pacific Park, PGBP -- North County,
      PGBP -- Bay San Marcos, PGBC -- Escondido and PGBP -- Riverview Industrial Park jointly collateralize the $24,500,000 note payable.

 (d) The Company entered into an interest rate swap agreement that fixed the interest rate on $11,500,000 of the principal balance at 7.35% for five years commencing July 1, 1996.

 (e) Construction loan relating to rehabilitation of PGDC -- Miramar Village. The maximum loan amount under the agreement was modified to $13,930,000. The current interest rate at December 31, 1999 is 7.88%.

 (f) Construction loan relating to rehabilitation of PGDC -- Algona 2. The maximum loan amount under the agreement was modified to $4,625,000. The current interest rate at December 31, 1999 is 7.25%.

 (g) Interest rate is subject to periodic adjustments beginning March 10, 1996 based on the monthly weighted average 11th District Cost of Funds plus 2.8%.

 (h) These tax-exempt mortgage loans are financed using tax-exempt bond financing supported by credit enhancement from FNMA. The collateral properties, which also include Applewood, not listed above, are subject to restrictions requiring that a specified percentage of the apartment units in such properties be made available to persons with lower and moderate income. As of December 31, 1999, 349 apartment units, or 11% of the total apartments owned, were required to have been made available to persons with lower or moderate income pursuant to these requirements, and the Company has complied with such requirements. In addition, state and local authorities in some cases impose certain restrictions on the amount of rent that can be charged.

 (i) Interest rate is subject to periodic adjustments based on the pass through interest rate in addition to a set rate interest component.

 (j) Represents construction loan relating to development and construction of the PGBP -- Lake Forest project with a maximum loan amount of $10,500,000. The current interest rate at December 31, 1999 is 8.00%. An option to extend the loan for one year was exercised in March of 2000.

 (k) Represents construction loan relating to development and construction of the Pacific Gulf Spectrum Center with a maximum loan amount of $16,800,000. The current interest rate at December 31, 1999 is 7.80%.

 (l) Construction loan relating to the development and construction of the PGDC -- Whittier project with a maximum loan amount of $10,250,000. The current interest rate at December 31, 1999 is 8.03%.

 (m) Construction loan relating to the development and construction of the Fountains at Anaheim Hills senior apartments with a maximum loan amount of $16,350,000. The current interest rate at December 31, 1999 is 8.03%.

 (n)  In February 2000, this loan was extended to February 2001.

                        CORPORATE OFFICES AND EMPLOYEES

     The Corporate offices are located in Newport Beach, California in approximately 16,000 square feet of a 26,000 square foot office building, which is owned by the Company. At December 31, 1999, the Company employed approximately 166 persons, of which 116 were onsite or property related and 50 were corporate office employees.

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

     Insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its Industrial, Active Senior and Multifamily Properties, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate and appropriate under the circumstances. These are certain types of losses, such as those arising from acts of war, which are not generally insured because they are either uninsurable or not economically insurable. Currently the Company carries earthquake disaster insurance on its California properties, which comprise 89% of the Company's total portfolio (as a percentage of total revenues); however, such insurance is also subject to deductible amounts that must be paid by the Company in the event of such an occurrence, and may not be available in the future or may only be available at rates that, in the opinion of the Company, are prohibitive. In the event that an uninsured disaster or a loss in excess of insured limits should occur, the Company could suffer a substantial loss, including loss of anticipated future revenues, while remaining obligated on related mortgage indebtedness. The Company believes its properties were constructed in compliance with applicable construction standards in effect at the time of construction. The Company obtained customary title insurance insuring fee title to its properties upon their acquisition.

ITEM 2. PROPERTIES

     The following table presents information on the composition of the Company's operating properties based on the percentage of rental revenue at December 31, 1999 and 1998.

                                                          1999                           1998
                                               ---------------------------    ---------------------------
                                                 NUMBER      PERCENTAGE OF      NUMBER      PERCENTAGE OF
                                                   OF           RENTAL            OF           RENTAL
                                               PROPERTIES       REVENUE       PROPERTIES       REVENUE
                                               ----------    -------------    ----------    -------------
PROPERTY TYPE
  Industrial.................................      69              79%            68              67%
  Active Senior..............................       8              10              8               9
  Family.....................................      10              11             11              24
                                                   --             ---             --             ---
          Total..............................      87             100%            87             100%
                                                   ==             ===             ==             ===
GEOGRAPHIC LOCATION
  California.................................      77              89%            77              82%
  Pacific Northwest..........................       6               8              7              16
  Southwest..................................       4               3              3               2
                                                   --             ---             --             ---
          Total..............................      87             100%            87             100%
                                                   ==             ===             ==             ===

     The tables below set forth certain information relating to the Company's operating Industrial and Multifamily Properties by location and type as of December 31, 1999.

                                             NUMBER                        PERCENT OF
                                               OF         LEASABLE      INDUSTRIAL GROSS
                                           PROPERTIES    SQUARE FEET    RENTAL REVENUE(1)    OCCUPANCY
                                           ----------    -----------    -----------------    ---------
INDUSTRIAL
  California Inland Empire(2)............       7         1,827,194              8%              95%
     San Diego...........................       7         1,585,285             11               99
     Orange County.......................      23         3,882,717             30               95
     Los Angeles.........................       5         1,507,120              8              100
     Northern California.................      17         3,709,506             29               96
  Pacific Northwest(4)...................       6         1,313,642              9              100
  Southwest(3)...........................       4           858,271              5               95
                                               --        ----------            ---              ---
          Total or Weighted Average......      69        14,683,735            100%              96%
                                               ==        ==========            ===              ===
MULTIFAMILY
  California
     Inland Empire(2)(5).................      13             1,806             58%              95%
     Orange County(5)....................       3               712             26               96
     San Diego(5)........................       2               551             16               96
                                               --        ----------            ---              ---
          Total or Weighted Average......      18             3,069            100%              95%
                                               ==        ==========            ===              ===

---------------
(1) Based on rental revenues for the fourth quarter of 1999.

(2) Includes the eastern portion of Los Angeles County adjacent to the Riverside-San Bernardino metropolitan statistical area.

(3) Includes Nevada and Arizona.

(4) Includes Washington and Oregon.

(5) Includes Active Senior properties.

                             INDUSTRIAL PROPERTIES

     The following table presents information concerning the Industrial Operating Properties, including the actual average rent per square foot and percentage of the leasable square footage occupied by tenants, as of December 31, 1999:

                                                                                     GROSS AVERAGE
                                                                         LEASABLE       MONTHLY
                                                           DATE           SQUARE       BASE RENT
         INDUSTRIAL                  LOCATION            COMPLETED       FOOTAGE      PER SQ. FT.    OCCUPANCY
         ----------                  --------         ---------------   ----------   -------------   ---------
INLAND EMPIRE
  PGBP -- Rancho
    Cucamonga................  Rancho Cucamonga, CA        1990            296,821       $0.45           96%
  PGDC -- Etiwanda...........  Ontario, CA                 1991            274,307        0.50          100%
  Crescent Business Center...  Rancho Cucamonga, CA        1981            136,066        0.45           94%
  PGBP -- Riverview
    Industrial Park..........  San Bernardino, CA          1980            297,180        0.32           76%
  PGDC -- Chino..............  Chino, CA                   1988            302,166        0.31          100%
  PGDC -- Fontana............  Fontana, CA                 1988            380,634        0.31          100%
  Mountain Avenue Business
    Park.....................  Upland, CA                  1977            140,020        0.44           95%

                                                                                     GROSS AVERAGE
                                                                         LEASABLE       MONTHLY
                                                           DATE           SQUARE       BASE RENT
         INDUSTRIAL                  LOCATION            COMPLETED       FOOTAGE      PER SQ. FT.    OCCUPANCY
         ----------                  --------         ---------------   ----------   -------------   ---------
SAN DIEGO, CA
  Vista Distribution
    Center...................  Vista, CA                   1990            356,800       $0.48          100%
  PGBP -- Bay San Marcos.....  San Marcos, CA              1988            121,768        0.53          100%
  PGBC -- Escondido..........  Escondido, CA             1988 - 92         251,464        0.62           97%
  PGBP -- San Marcos.........  San Marcos, CA              1985             72,050        0.52           95%
  PGBP -- Miramar(1).........  San Diego, CA               1981            186,022        0.79          100%
  PGDC -- Rancho Bernardo....  Rancho Bernardo, CA         1990            215,502        0.56          100%
  PGDC -- Miramar Village....  San Diego, CA            1981, 1999         381,679        0.50          100%
ORANGE COUNTY, CA
  Garden Grove Industrial
    Center...................  Garden Grove, CA            1979            252,184        0.48          100%
  PGBP -- Hoover.............  Garden Grove, CA            1986            189,526        0.71           96%
  PGBP -- Pacific Park.......  Aliso Viejo, CA             1988             99,622        1.08           98%
  PGBP -- North County.......  Yorba Linda, CA           1987 - 89         105,516        0.62           95%
  Harbor Business Park.......  Santa Ana, CA             1974 - 76         193,136        0.66           93%
  Harbor Warner Business
    Park.....................  Santa Ana, CA             1974 - 76         127,836        0.69           90%
  PGBP -- Lake Forest........  Lake Forest, CA             1999            208,584        0.70           97%
  PG Commerce Park --
    Anaheim..................  Anaheim, CA                 1972            145,745        0.66           83%
  Acacia Business Center.....  Fullerton, CA               1980            202,551        0.42          100%
  PGDC -- Anaheim............  Anaheim, CA                 1961            129,426        0.41          100%
  Tower Park.................  Anaheim, CA              1986, 1998         245,192        0.44           78%
  PGBC -- Fullerton..........  Fullerton, CA               1977            110,900        0.57           94%
  PGBP -- Irvine(1)..........  Irvine, CA                  1979            170,305        0.86           96%
  PGBP -- Cerritos(1)........  Anaheim, CA                 1985            213,755        0.55           98%
  PGBP -- Los Alamitos.......  Los Alamitos, CA            1975            124,924        0.75           92%
  PGBC -- Garden Grove II....  Garden Grove, CA            1973            208,200        0.62           98%
  PGBC -- Irvine
    Cartwright...............  Irvine, CA                  1979            129,015        0.73          100%
  PGBC -- Tustin(1)..........  Tustin, CA                1974 - 76         358,807        0.77           95%
  Garden Grove Industrial
    Hunt Avenue(3)...........  Garden Grove, CA            1979            168,390        0.48          100%
LOS ANGELES, CA
  Baldwin Industrial Park....  Baldwin Park, CA            1986            567,605        0.39          100%
  PGDC -- Bell Ranch Road....  Santa Fe Springs, CA        1981            128,640        0.38          100%
  PGDC -- City of Industry...  City of Industry, CA   1973 - 77, 1998      382,245        0.34          100%
  PGDC -- Downey.............  Downey, CA                  1988            289,294        0.37          100%
  PGBP -- La Mirada..........  La Mirada, CA               1975             82,010        0.64           82%
  PGBP -- Montebello.........  Montebello, CA              1985            143,391        0.41          100%
  Lurline Industrial Park....  Chatsworth, CA            1976 - 78         124,585        0.62           97%
  Walnut Avenue Business
    Park.....................  Signal Hill, CA             1990             74,453        0.70          100%
  PGDC -- Whittier...........  Whittier, CA             1959, 1998         214,000        0.40          100%
NORTHERN CALIFORNIA
  PG -- Commerce Park -- Eden
    Landing..................  Hayward, CA               1972 - 74         193,358        0.80           92%
  Woodland Distribution
    Center...................  Woodland, CA                1986            570,000        0.19          100%
  PG Warm Springs Industrial
    Park.....................  Fremont, CA              1980, 1987         344,416        0.46          100%
  Concord Business Park......  Concord, CA                 1989            141,792        0.67           89%
  PG -- Commerce Park --
    Sacramento...............  Sacramento, CA              1973            269,146        0.81           87%

                                                                                     GROSS AVERAGE
                                                                         LEASABLE       MONTHLY
                                                           DATE           SQUARE       BASE RENT
         INDUSTRIAL                  LOCATION            COMPLETED       FOOTAGE      PER SQ. FT.    OCCUPANCY
         ----------                  --------         ---------------   ----------   -------------   ---------
  PG -- Commerce Park -- San
    Tomas....................  Santa Clara, CA             1972            188,777        1.49           97%
  PG -- Commerce Park --
    Sunnyvale................  Sunnyvale, CA               1972            129,513        1.48           96%
  Bradshaw Business Center...  Sacramento, CA              1988            114,473        0.84           90%
  Horn Road Business Park....  Sacramento, CA              1988            221,300        0.46           97%
  Norwood Industrial Park....  Sacramento, CA              1988            168,292        0.34           97%
  Madison West Business
    Park.....................  North Highlands, CA       1987 - 88         147,089        0.64           88%
  Contra Costa Diablo
    Business Park............  Concord, CA              1980, 1984         129,478        0.68           78%
  Sierra Trinity Industrial
    Park.....................  Dublin, CA                  1985            223,371        1.31           93%
  Hesperian Industrial
    Park.....................  Hayward, CA               1981 - 86         152,962        0.58           98%
  West Sacramento Industrial
    Center...................  Sacramento, CA              1981            214,900        0.32          100%
  PGBP -- Eden Plaza(2)......  Hayward, CA                 1974            101,084        0.99          100%
  PG Eden Industrial(2)......  Hayward, CA                 1973            399,555        0.37          100%

PACIFIC NORTHWEST
  Seattle Industrial -- 16th
    Avenue...................  Seattle, WA                 1981             64,077        0.63          100%
  Seattle Industrial -- South
    200th....................  Seattle, WA                 1981             78,720        0.59          100%
  PGBP -- Tukwila............  Tukwila, WA               1975 - 79         475,629        0.79           99%
  PGDC -- Algona.............  Algona, WA                  1989            200,401        0.35          100%
  PGDC -- Algona 2...........  Algona, WA                  1988            266,305        0.32          100%
  PGBP -- Airport Business
    Center...................  Portland, OR              1979 - 86         228,510        0.45           99%

SOUTHWEST
  Hohokam 10 Industrial Park
    East.....................  Phoenix, AZ                 1980            256,920        0.68          100%
  Hohokam 10 Industrial Park
    West.....................  Tempe, AZ                   1980             65,880        0.59          100%
  Broadwood Business
    Center...................  Mesa, AZ                    1986            156,197        0.56           94%
  PGDC -- Las Vegas..........  Las Vegas, NV             1976 - 79         379,274        0.40           92%
                                                                        ----------       -----          ---
  Sub-Total or Weighted
    Average for Industrial
    Properties...............                                           14,683,735       $0.55           96%
                                                                        ==========       =====          ===

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

     The following tables present information concerning the Company's Industrial Properties under rehabilitation and development as of December 31, 1999.

REHABILITATION AND DEVELOPMENT PROPERTIES

REHABILITATION PROPERTIES

                                                             ESTIMATED
                                                ESTIMATED    RENTABLE                   ESTIMATED      TOTAL
                                       DATE     COMPLETION    SQUARE     ACQUISITION   DEVELOPMENT   ESTIMATED
     PROPERTY NAME       LOCATION    ACQUIRED      DATE       FOOTAGE       COST          COST         COST
     -------------       ---------   --------   ----------   ---------   -----------   -----------   ---------
                                                                           (000'S)       (000'S)      (000'S)
INDUSTRIAL
PGBP -- Geneva(1)......  Tempe, AZ    Aug-99      Jan-01      117,792      $3,108        $2,492       $5,600

DEVELOPMENT PROPERTIES

                                                                  ESTIMATED
                                                                     NET
                                                     ESTIMATED    RENTABLE                   ESTIMATED      TOTAL
                                            DATE     COMPLETION    SQUARE     ACQUISITION   DEVELOPMENT   ESTIMATED
    PROPERTY NAME          LOCATION       ACQUIRED      DATE       FOOTAGE       COST          COST         COST
    -------------       ---------------   --------   ----------   ---------   -----------   -----------   ---------
                                                                                (000'S)       (000'S)      (000'S)
INDUSTRIAL
Pacific Gulf Spectrum
  Center..............  Lake Forest, CA    Jul-97      Apr-99      227,000      $6,516        $16,959      $23,475
PGDC -- Miramar
  Village(2)..........  San Diego, CA      Aug-97     June-00       85,000          --          4,961        4,961
PGDC -- Whittier(2)...  Whittier, CA       May-98      Jan-00      290,000          --         14,629       14,629
PGBP -- Renton........  Renton, WA         Dec-99      Dec-00      107,000       1,553          5,162        6,715
                                                                   -------      ------        -------      -------
                                                                   709,000      $8,069        $41,711      $49,780
                                                                   =======      ======        =======      =======

---------------
(1) Includes rehabilitation of existing building and development of excess land.

(2) No acquisition cost is reflected because the property being developed by the Company is the excess portion of a property previously acquired by the Company.

     The following table shows scheduled lease expirations for all leases for the Industrial Operating Properties (excluding properties under development) as of December 31, 1999.

                                                                                                    PERCENTAGE
                                               LEASABLE          ANNUAL BASE      PERCENTAGE OF       ANNUAL
                            NUMBER OF       SQUARE FEET OF         RENT OF        GROSS LEASABLE    BASE RENT
         YEAR            LEASES EXPIRING    EXPIRING LEASES    EXPIRING LEASES    AREA EXPIRING      EXPIRING
         ----            ---------------    ---------------    ---------------    --------------    ----------
2000...................         920            3,501,000         $24,743,000           41.1%           28.2%
2001...................         715            3,191,000          22,582,000           31.9            25.8
2002...................         333            2,855,000          16,947,000           14.9            19.3
2003...................         148            1,699,000          10,810,000            6.6            12.3
2004...................         103              921,000           6,173,000            4.6             7.0
2005...................          10              989,000           4,701,000            0.5             5.4
2006...................           3                7,000              49,000            0.1             0.1
2007...................           2               10,000             110,000            0.1             0.1
2008...................           4              278,000           1,163,000            0.2             1.3
2009...................           1               55,000             404,000             --             0.5
                              -----           ----------         -----------          -----           -----
          Totals.......       2,239           13,506,000(1)      $87,682,000          100.0%          100.0%
                              =====           ==========         ===========          =====           =====

---------------
(1) As of December 31, 1999, 608,000 square feet of tenants were on month-to-month leases (which are not included above) and 570,000 square feet were unoccupied.

                             MULTIFAMILY PROPERTIES

     The following table presents information concerning the Multifamily Operating Properties, including average gross scheduled rents per unit and percentage of units occupied as of December 31, 1999:

                                                                               AVERAGE    AVERAGE
                                                                              UNIT SIZE     RENT
          MULTIFAMILY                    LOCATION         COMPLETED   UNITS   (SQ. FT.)   PER UNIT   OCCUPANCY
          -----------                    --------         ---------   -----   ---------   --------   ---------
ACTIVE SENIOR
  Inn at Laguna Hills(1)........  Laguna Hills, CA          1994        140       500       $717         92%
  The Fountains(1)..............  Rancho Santa Marg., CA    1998        166       600        773         98
  Tyler Springs(1)..............  Riverside, CA             1987        273       714        563         92
  Terrace Gardens(1)(4).........  Escondido, CA             1985        225       780        654         96
  Morning View Terrace(1)(5)....  Escondido, CA             1986        326       649        638         97
  Sunnyside I(1)(3).............  San Dimas, CA             1984        164       495        580         94
  Sunnyside II(1)(3)............  Ontario, CA               1983         60       493        508         83
  Sunnyside III(1)(3)...........  Ontario, CA               1985         84       504        519         89
FAMILY
  Applewood.....................  Santa Ana, CA             1972        406       801        834         96
  Raintree(2)...................  Ontario, CA               1984        165       846        672         92
  Daisy 5(2)(3).................  Covina, CA                1977         38       897        763         95
  Daisy 7(2)(3).................  Diamond Bar, CA           1978        204       950        919        100
  Daisy 12(2)(3)................  San Dimas, CA             1979        102       952        827         96
  Daisy 16(2)(3)................  West Covina, CA           1981        250       986        809         95
  Daisy 17(2)(3)................  San Dimas, CA             1981        156       962        846         98
  Lariat(2)(3)..................  San Dimas, CA             1981         30       970        823        100
  Daisy 19(3)...................  Ontario, CA               1983        125     1,019        836         99
  Daisy 20(3)...................  Ontario, CA               1982        155     1,000        756         94
                                                                      -----                             ---
Sub-Total or Weighted Average for Multifamily
  Properties............................................              3,069                              95%
                                                                      =====                             ===

---------------
(1) Properties serving active senior tenants (individuals 55 and older).

(2) Under rehabilitation.

(3) Owned by PGP Inland Communities, L.P., a limited partnership in which the Company has a 84% equity interest, full management and control, and the right to 100% of cash flow until certain net operating income levels are achieved.

(4) Owned by Terrace Gardens -- PGP L.P., a limited partnership in which the Company has an ownership interest of approximately 58%, full management and control, and the right to substantially all of the cash flow.

(5) Owned by Morning View Terrace -- PGP L.P., a limited partnership in which the Company has an ownership interest of approximately 59%, full management and control, and the right to substantially all of the cash flow.

DEVELOPMENT PROPERTIES

     The following table presents information concerning the Company's Multifamily Properties under development as of December 31, 1999:

                                                                                       ESTIMATED      TOTAL
                                                                        ACQUISITION   DEVELOPMENT   ESTIMATED
                                                    COMPLETED   UNITS      COST          COSTS        COST
                                                    ---------   -----   -----------   -----------   ---------
MULTIFAMILY -- ACTIVE SENIORS
The Fountains........  Anaheim Hills, CA   Mar-99    Sep-00      259      $5,461        $18,437      $23,878
The Fountains........  Temecula, CA        Aug-99    Nov-00      244       2,390         13,708       16,098
The Fountains........  Sacramento, CA      Dec-99    Mar-01      166       1,141          9,050       10,191
                                                                 ---      ------        -------      -------
                                                                 669      $8,992        $41,195      $50,167
                                                                 ===      ======        =======      =======

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

                                                     CASH            RECORD
                              HIGH      LOW      DISTRIBUTION         DATE            DATE PAID
                              ----      ---      ------------    ---------------   ----------------
1997
  1st Quarter...............   23 3/8   19 1/4       0.41(1)       April 1, 1997     April 11, 1997
  2nd Quarter...............   22 1/8   20 1/2       0.41(1)        July 1, 1997      July 11, 1997
  3rd Quarter...............   24 5/16  20 7/8       0.41(1)     October 1, 1997   October 10, 1997
  4th Quarter...............   24 5/16  20 3/4       0.42(2)     January 1, 1998   January  9, 1998
1998
  1st Quarter...............   23 5/16  22 1/8       0.42(2)       April 1, 1998     April 10, 1998
  2nd Quarter...............   23 1/4   21           0.42(2)        July 1, 1998      July 10, 1998
  3rd Quarter...............   22 5/16  18 3/8       0.42(2)     October 1, 1998   October  9, 1998
  4th Quarter...............   20 1/2   16 1/4       0.43(3)     January 1, 1999   January  8, 1999
1999
  1st Quarter...............   21       17 11/16     0.43(3)       April 1, 1999     April  9, 1999
  2nd Quarter...............   23 5/16  17 3/4       0.43(3)        July 1, 1999      July  9, 1999
  3rd Quarter...............   23       19 3/4       0.43(3)     October 1, 1999   October 15, 1999
  4th Quarter...............   21 5/16  19 1/2       0.44        January 1, 2000   January 14, 2000

---------------
(1) 28.6% of the distributions paid to beneficial owners in 1997 are estimated to represent a capital gain distribution.

(2) 12.6% of the distributions paid to beneficial owners in 1998 represents a return of capital ($.21 per share)

(3) 2.1% of the distributions paid to beneficial owners in 1999 represents a return of capital ($.01 per share), 9.1% represent capital gains ($.04 per share).

     The minimum distribution requirement to maintain REIT status was approximately $22,834,000 for 1997, $31,276,000 for 1998 and $36,426,000 for
1999.

     A regular quarterly distribution of $.44 per share was paid on January 14, 2000. The closing price of the common stock on the New York Stock Exchange on March 17, 2000 was $20 7/16 per share. As of March 17, 2000, there were approximately 10,366 beneficial owners of common stock.

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

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     The following table and footnotes set forth selected historical financial and operating data for the Company:

                                                         YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                          1999         1998         1997        1996         1995
                                       ----------   ----------   ----------   ---------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA
Rental income
  Industrial properties..............  $   98,288   $   76,271   $   36,410   $  20,783    $  12,193
  Multifamily properties(a)..........      25,880       36,858       33,096      29,104       24,898
                                       ----------   ----------   ----------   ---------    ---------
                                          124,168      113,129       69,506      49,887       37,091
                                       ----------   ----------   ----------   ---------    ---------
Rental property expenses Industrial
  properties.........................      21,570       16,746        8,212       5,308        2,567
Multifamily properties...............       9,334       13,751       12,754      11,554       10,215
                                       ----------   ----------   ----------   ---------    ---------
                                           30,904       30,497       20,966      16,862       12,782
Depreciation.........................      26,117       20,386       12,008       8,236        6,081
Interest.............................      27,242       25,758       17,337      18,411       14,066
General and administrative...........       7,165        5,903        3,159       2,974        2,423
Minority interest in earnings of
  partnerships.......................       1,342        1,024          172          --           --
Nonrecurring loss on exchange of
  debentures for common stock........          --           --           --       3,596(b)        --
                                       ----------   ----------   ----------   ---------    ---------
                                           92,770       83,568       53,642      50,079       35,352
                                       ----------   ----------   ----------   ---------    ---------
Income (loss) before gains on sale of
  real estate........................      31,398       29,561       15,864       (192)        1,739
Gains on sale of real estate.........       8,472       35,292        5,594          74        6,664
                                       ----------   ----------   ----------   ---------    ---------
Net income (loss)....................      39,870       64,853       21,458       (118)        8,403
Less preferred dividend
  requirements(d)....................       4,971        4,856          855          --           --
                                       ----------   ----------   ----------   ---------    ---------
Income available (loss attributable)
  to common shareholders.............  $   34,899   $   59,997   $   20,603   $   (118)    $   8,403
                                       ==========   ==========   ==========   =========    =========
Earnings (loss) per share(c)
  Basic..............................  $     1.73   $     3.01   $     1.51   $  (0.02)    $    1.74
  Diluted............................  $     1.71   $     2.76   $     1.47   $  (0.02)    $    1.68
Weighted average common shares
  outstanding........................  20,216,704   19,939,014   13,685,693   6,311,963    4,830,723

---------------
(a) Includes Active Senior apartment properties.

(b) Reflects the $3,596,000 nonrecurring loss incurred on the exchange of $42,069,000 aggregate principal amount of convertible subordinated debentures into 2,440,002 shares of common stock in December 1996.

(c) Earnings per share data for all periods presented reflects basic and diluted calculations in accordance with Statement No. 128 and has been restated from the previous accounting standard of primary and fully diluted earnings per share. (See Part IV -- Financial Statements.)

(d) Represents dividends on Class A Preferred Stock which was issued during 1997. (See Part IV -- Financial Statements)

                                                     YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                      1999        1998         1997         1996        1995
                                    --------    ---------    ---------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Operating properties, net of
  accumulated depreciation:
  Industrial properties...........  $667,285    $ 654,004    $ 455,045    $170,731    $102,813
  Multifamily properties(a).......   150,012      159,408      206,756     179,965     175,879
                                    --------    ---------    ---------    --------    --------
                                     817,297      813,412      661,801     350,696     278,692
Properties under development......    52,815       39,926       32,107       2,171          --
                                    --------    ---------    ---------    --------    --------
Total real estate.................   870,112      853,338      693,908     352,867     278,692
Total assets......................   891,921      875,127      712,471     364,640     288,591
Senior debt.......................   418,343      403,845      283,852     197,401     149,847
Convertible subordinated
  debentures......................        --       12,244       12,592      14,227(b)   55,659
          Total equity............   427,891      415,554      388,840     139,822      71,980

PROPERTY DATA (END OF PERIOD)
Total industrial properties.......        69           68           49          21          10
Industrial leasable area (Sq.
  Ft.)............................    14,684       14,310       10,676       4,573       2,902
Industrial -- Occupancy %.........        96%          95%          95%         98%         96%
Total multifamily properties(a)...        18           19           24          22          21
Total apartment units(a)..........     3,069        3,265        4,655       4,110       3,945
Apartment -- Occupancy %..........        95%          95%          94%         93%         92%

SUPPLEMENTAL DATA
Funds from operations(c)..........  $ 52,544    $  45,091    $  27,017    $  8,044    $  7,820
Cash flow information:
  Operating activities............  $ 56,149    $  50,701    $  27,736    $  8,523    $  7,138
  Investing activities............  $(31,488)   $(140,700)   $(350,597)   $(81,918)   $(84,480)
  Financing activities............  $(24,760)   $  90,809    $ 322,804    $ 72,071    $ 76,674
Ratio of Earnings to Fixed
  Charges.........................      1.80         1.76         1.75          --(d)     1.12

---------------
(a) Includes Active Senior apartment properties.

(b) Reflects the exchange of $42,069,000 aggregate principal amount of convertible subordinated debentures into 2,440,002 shares of common stock in December 1996.

(c) We consider funds from operations, as defined by the National Association of Real Estate Investment Trusts, or NAREIT to be a useful financial measure of our operating performance. We believe that funds from operations provides investors with an additional basis to evaluate our ability to service debt and to fund acquisitions and other capital expenditures. Funds from operations should not be considered an alternative to net income determined in accordance with GAAP, as an indicator of our financial performance or as a substitute for cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity. Funds from operations also is not necessarily indicative of funds available to fund our cash needs, including our ability to service our debt.

    The White Paper on funds from operations approved by the Board of Governors of NAREIT in October 1999 defines funds from operations as net income or loss computed in accordance with GAAP, excluding gains or losses from extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute funds from operations in accordance with standards established by the White Paper which may differ from the standards used by other real estate companies and, accordingly, our funds from operations may not be comparable to those companies' funds from operations.

(d) Earnings for the year ended December 31, 1996 were inadequate to cover fixed charges by approximately $0.2 million as a result primarily of the nonrecurring loss of $3,596,000 relating to the Company's exchange of debentures for common stock. The ratio of earnings to fixed charges excluding this $3.6 million non-cash item is 1.18 to 1.

CALCULATION OF FFO

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1999       1998      1997      1996      1995
                                                  -------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income available (loss attributable) to common
  shareholders..................................  $34,899   $ 59,997   $20,603   $  (118)  $ 8,403
Depreciation....................................   26,117     20,386    12,008     8,236     6,081
Gains on sale of real estate....................   (8,472)   (35,292)   (5,594)      (74)   (6,664)
                                                  -------   --------   -------   -------   -------
Funds from operations...........................   52,544     45,091    27,017     8,044     7,820
Preferred dividend requirements.................    4,971      4,856       855        --        --
Interest expense on debentures..................      615      1,041     1,100     4,720     4,736
Amortization of debenture discount and costs....       87        130       141       570       552
                                                  -------   --------   -------   -------   -------
Proforma funds from operations(a)...............  $58,217   $ 51,118   $29,113   $13,334   $13,108
                                                  =======   ========   =======   =======   =======

---------------
(a) Proforma funds from operations assumes the conversion of the Company's convertible subordinated debentures and preferred stock and excludes the conversion of limited partnership units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the financial statements and notes thereto of the Company and the "Selected Financial and Operating Data" appearing elsewhere in this report. Such financial statements and information have been prepared to reflect the Company's financial position as of December 31, 1999, 1998 and 1997 together with the results of its operations and its cash flows.

     Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial and multifamily properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

     The comparability of the financial information discussed below is impacted by a significant amount of property acquisitions, developments, rehabilitations and dispositions, as follows: during 1999, the acquisitions of three industrial properties totaling 304,000 leasable square feet, the completion of two industrial projects containing 591,000 square feet previously under development or rehabilitation, the disposition of two industrial properties containing 133,000 square feet, the disposition of two individual buildings located within existing projects totaling 319,000 square feet, the disposition of 1.05 acres of improved land, the disposition of a multifamily property containing 196 apartment units and the redemption of debentures for common stock and cash; during 1998, the acquisition of 18 operating industrial properties containing approximately 3,278,000 leasable square feet, the completion of an active senior property containing 166 apartment units and three industrial projects containing 464,000 square feet previously under development, and the disposition of six multifamily properties containing 1,556 apartment units; and during 1997, the acquisition of 27 operating industrial properties containing approximately 5,776,000 leasable square feet, the acquisition of three multifamily properties containing 824 apartment units, and the disposition of one multifamily property containing 279 apartment units.

RESULTS OF OPERATIONS

  Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998.

     Industrial rental income increased by $22,017,000 or 29%, from $76,271,000 in 1998 to $98,288,000 in 1999. This increase was primarily attributable to the acquisition of seven industrial properties in the fourth quarter of 1998 and three industrial properties in 1999. Industrial rental income for the year ended December 31, 1999 included $10,041,000 related to fourth quarter 1998 and 1999 acquisitions.

     Multifamily rental income decreased by $10,978,000 or 30%, from $36,858,000 in 1998 to $25,880,000 in 1999. This decrease was primarily attributable to the sale of six multifamily properties at the end of 1998 and one multifamily property in 1999, offset partially by an increase in rental rates.

     As a result of these changes total revenues increased by $11,039,000 or 10%, from $113,129,000 in 1998 to $124,168,000 in 1999.

     Industrial rental property expenses increased by $4,824,000, or 29%, from $16,746,000 in 1998 to $21,570,000 in 1999. This increase was primarily related to the Company's acquisitions in the fourth quarter of 1998 and the three acquisitions in 1999. Industrial rental property expenses for the year ended December 31, 1999 included $2,265,000 related to fourth quarter 1998 and 1999 acquisitions.

     Multifamily rental property expenses decreased by $4,417,000, or 32%, from $13,751,000 in 1998 to $9,334,000 in 1999. This decrease was primarily related to the disposition of six multifamily properties at the end of 1998 and one multifamily property in 1999.

     Depreciation increased by $5,731,000 or 28%, from $20,386,000 in 1998 to $26,117,000 in 1999. The increases relate primarily to the acquisitions described above and the capital improvements made to rehabilitate existing properties.

     Interest expense (including amortization of financing costs) increased by $1,484,000, or 6%, from $25,758,000 in 1998 to $27,242,000 in 1999. This increase was primarily attributable to an increase in outstanding borrowings due to new acquisitions made during 1998, offset by a lower interest rate on the Company's line of credit and a decrease in the outstanding debentures due to the August and November 1999 redemptions. Interest resulting from the amortization of financing costs decreased by $328,000 or 29% from $1,129,000 in 1998 to $801,000 in 1999. This decrease is attributable to the redemptions of the Company's outstanding debentures offset by the write off of deferred financing costs in August and November 1999.

     General and administrative expenses increased by $1,262,000, or 21%, from $5,903,000 in 1998 to $7,165,000 in 1999. This increase was primarily attributable to staff additions, staff retention costs and inflation.

     Minority interests in earnings of consolidated partnerships increased by $318,000 or 31% from $1,024,000 in 1998 to $1,342,000 in 1999. Minority interest represents earnings allocated to the minority partners in the partnerships in which the Company has a controlling general partner interest.

     For the year ended December 31, 1999, the Company had income available to common shareholders of $34,899,000 compared to income of $59,997,000 in 1998. The results in each year were impacted by the sale of real estate. In 1998, a $35,292,000 net gain on sale of real estate was recognized primarily from the sale of six apartment communities with 1,556 apartment units located in Washington, while in 1999 an $8,472,000 net gain on sale of real estate was recognized as described in Note 9 to the financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     At December 31, 1999, the Company had $2,177,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, funding from the Company's Line of Credit.

     The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

     Cash provided by operating activities increased from $27,736,000 for the year ended December 31, 1997 to $50,701,000 for the year ended December 31, 1998 and $56,149,000 for the year ended December 31, 1999. The primary reason for this increase relates to the additional rental income contributed by properties acquired during 1997, 1998 and 1999.

     Cash used in investing activities decreased from $350,597,000 for the year ended December 31, 1997 to $140,700,000 for the year ended December 31, 1998 and then decreased to $31,488,000 for the year ended December 31, 1999 primarily as a result of the reduction on acquisitions and improvements to properties. Acquisitions and improvements decreased from $332,324,000 in 1997 to $201,160,000 in 1998, and then decreased to $32,265,000 in 1999, and were offset by $15,115,000 from the sale of a multifamily community in Oregon in 1997, and $92,025,000 from the sale of a multifamily property and a multifamily portfolio in the Pacific Northwest in 1998 and $31,840,000 from the sale of two industrial properties, two individual industrial buildings, a multifamily property and a parcel of improved land in 1999.

     Cash provided by financing activities decreased from $322,804,000 for the year ended December 31, 1997 to $90,809,000 for the year ended December 31, 1998 and then decreased to $24,760,000 for the year ended December 31, 1999. The fluctuations were primarily a result of decreased capital funding from equity offerings in 1998 as compared to 1997, and decreased borrowing activity associated with acquisitions in 1999 as compared to 1998.

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

  Unsecured Line of Credit

     The Company has a $150,000,000 unsecured revolving credit agreement (the "Line of Credit") which matures in April 2001. The interest rate payable under the Line of Credit is based on the leverage level of the Company and at December 31, 1999 is LIBOR plus 1.30%. As of December 31, 1999, the Company had borrowed $123,650,000 under this line.

  Acquisitions and Improvements to Properties

     During 1999 the Company invested $32,265,000 in real estate assets. Proceeds for these investments were generated primarily from the sale of two industrial properties, two individual industrial buildings, a multifamily property and a parcel of improved land in 1999 which generated proceeds of $30,990,000 and borrowings from the Line of Credit.

     The Company intends to acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its Line of Credit, equity offerings, debt financings or asset dispositions.

  Dispositions

     In 1999, the Company sold for a gross sales price of $30,990,000 -- a 91,200 square foot industrial property, a 302,020 square foot individual industrial building, a 1.05 acre parcel of improved land and a 196 unit multifamily property all located in Southern California, a 42,240 square foot industrial property in Washington, and a 16,848 square foot individual industrial building located in Northern California. The Company also recognized a deferred gain of $850,000 as a result of the collection of a note receivable relating to the sale of the Company's Texas properties in 1995. The Company reported a gain on the sales after all costs of $8,472,000.

     After the above-referenced sales, the Company continues to own a portfolio of 10 family-style apartments consisting of 1,631 units all located in Southern California. The Company has entered into contracts with listing brokers to sell all of these properties. There can be no assurance that the Company will actually dispose of such properties, nor can there be any assurance as to the timing of any such dispositions. Any such decision by the Company will be subject to numerous factors, including prices offered for the Company's family-style apartment communities and the availability of suitable alternate investment for the proceeds of such dispositions.

  Developments

     During 1999, the Company completed and transferred to operating properties a 382,000 square foot warehouse in San Diego, California. The total rehabilitation cost for the property was $2,600,000. The project is currently 100% occupied at December 31, 1999.

     During 1999, the Company also developed a 209,000 square foot industrial park in Lake Forest, California for a cost of $11,800,000, excluding land costs of $3,600,000. The property is 97% occupied at December 31, 1999.

     As of December 1999, the Company has under development four industrial properties that will contain approximately 709,000 leasable square feet. Three of the properties are located in Southern California and one is located in Washington. The Company also has one industrial property which upon rehabilitation and development will contain approximately 118,000 leasable square feet located in Arizona. Development and rehabilitation costs for these properties totaled $27,105,000 through December 31, 1999.

     As of December 1999, the Company has under development three multifamily apartment properties for active seniors containing 669 units. Two are located in Southern California and one is located in Northern California. Development costs, excluding land costs of $8,992,000, for these properties totaled $3,505,000 through December 31, 1999.

  Debt Financings

     In 1997, the Company established a pool agreement with the Federal National Mortgage Associations ("FNMA") to provide 30-year credit enhancement on the Company's tax-exempt projects. In 1999, the Company replaced the existing credit enhancement which was maturing with FNMA to finance Tyler Springs senior apartment community in Riverside, California. The $9.0 million in bonds secured by Tyler Springs have a variable interest rate, after giving effect to credit enhancement and other costs, of 5.00% as of December 31, 1999.

     In December 1998 in conjunction with the sale of the Company's Washington apartment communities, the Company restructured the existing indebtedness on the Hampton Bay apartment community. The lender, a life insurance company, released the Hampton Bay property as collateral and accepted a letter of credit in the amount of $9.4 million as substitution collateral. The Company to replaced the letter of credit by providing its City of Industry industrial project as replacement collateral in May 1999.

  Convertible Subordinated Debentures

     The Company called for redemption of $6,500,000 of its outstanding debentures on August 18, 1999. As of that date, $6,300,000 of the debentures called had converted into 338,301 shares of Common Stock. The Company redeemed the remaining $200,000 for cash.

     The Company called for redemption of the remaining outstanding debenture of $5,273,000 on November 10, 1999. As of that date, $5,110,000 of the debentures called had converted into 274,373 shares of Common Stock. The Company redeemed the remaining $163,000 for cash.

  Shelf Registration

     During 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase securities of the Company (the "1998 Shelf Registration Statement"). The 1998 Shelf Registration Statement was declared effective in April of 1998. At December 31, 1999, the Company has $300,000,000 available under the 1998 Shelf Registration Statement.

  Year 2000 Readiness

     In 1999, we completed our remediation and testing of systems with respect to the Year 2000 date change. As a result of our planning and implementation efforts, we experienced no disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We incurred costs of less than $100,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

  Capital Expenditures

     The Company capitalizes the direct and indirect cost of expenditures for the acquisition of development properties or rehabilitation of its multifamily and industrial properties. The Company also capitalizes the direct cost of capital expenditures that are considered revenue producing ("Revenue Producing") and other expenditures that increase the service life of the Company's properties ("Restorations").

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

     The following table summarizes capital expenditures incurred by the Company related to its operating properties for the years ended December 31, 1999 and 1998 (all amounts are in thousands):

                                                               1999       1998
                                                              -------   --------
INDUSTRIAL
Development.................................................  $ 2,400   $    832
Acquisitions................................................   14,744    181,780
Revenue-Producing...........................................    7,718      5,427
Rehabilitation..............................................       --      6,820
Restorations................................................    5,140      2,373
                                                              -------   --------
                                                               30,002    197,232
                                                              -------   --------
MULTIFAMILY
Development.................................................       --      1,639
Acquisitions................................................       --         --
Revenue-Producing...........................................       25        123
Rehabilitation..............................................    1,135      1,955
Restorations................................................    1,103        211
                                                              -------   --------
                                                                2,263      3,928
                                                              -------   --------
                                                              $32,265   $201,160
                                                              =======   ========

     The Company expects such expenditures will be funded from available cash balances, revolving lines of credit, equity offerings, and proceeds from refinancing.

                              IMPACT OF INFLATION

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's current and future debt obligations. The Company is vulnerable to significant fluctuations of interest rates on its floating rate debt, repricing on its fixed rate debt at various points in the future and future debt.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                                        INTEREST RATE SENSITIVITY
                                     PRINCIPAL AMOUNT AND AVERAGE INTEREST RATE BY EXPECTED MATURITY
                                -------------------------------------------------------------------------
                                      2000               2001         2002     2003    2004    THEREAFTER
                                -----------------   --------------   -------   ----   ------   ----------
                                                  (IN THOUSANDS, EXCEPT INTEREST RATES)
Mortgage Notes................       $43,375           $     --      $22,644   $ --   $4,366    $109,543
Construction Loans............        24,626             25,806           --     --       --          --
Tax Exempt Mortgage Debt......            --                 --           --     --       --      64,333
Line of Credit -- Unsecured...            --            123,650           --     --       --          --
                                     -------           --------      -------   ----   ------    --------
          Total...............       $68,001           $149,456      $22,644   $ --   $4,366    $173,876
                                     =======           ========      =======   ====   ======    ========
Weighted Average Interest
  Rates
Mortgage Notes................          7.25%                --         7.20%    --     8.38%       7.58%
Construction Loans............  Libor + 1.30,       Libor + 1.375,        --     --                   --
                                Libor + 1.50        Libor + 1.525
                                or reference rate
Tax Exempt Mortgage Debt......            --                 --           --     --                 6.30%
Line of Credit................            --        Libor + 1.30          --     --                   --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements for a listing of the financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item is hereby incorporated by reference from the Company's proxy statement for the Year 2000 Annual Meeting ("Proxy Statement") under the caption "Election of Directors -- Nominees" and "Officers and Key Employees."

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

        1. Financial Statements. See Index to Financial Statements.

        2. Financial Statement Schedule. See Index to Financial Statements.

        3. Exhibits. See Exhibit Index on pages F-28 and F-29.

     (b) Reports on Form 8-K.

        None.

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

Date: March 17, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                   NAME                                      TITLE
                   ----                                      -----

          /s/ GLENN L. CARPENTER               Chairman of the Board of Directors
------------------------------------------     President, Chief Executive Officer
            Glenn L. Carpenter
      (Principal Executive Officer)

           /s/ PETER L. EPPINGA                             Director
------------------------------------------
             Peter L. Eppinga

           /s/ CHRISTINE GARVEY                             Director
------------------------------------------
             Christine Garvey

         /s/ CARL C. GREGORY, III                           Director
------------------------------------------
           Carl C. Gregory, III

            /s/ JOHN F. KOOKEN                              Director
------------------------------------------
              John F. Kooken

           /s/ DONALD E. LANGE                              Director
------------------------------------------
             Donald E. Lange

           /s/ ROBERT E. MORGAN                             Director
------------------------------------------
             Robert E. Morgan

        /s/ JAMES E. QUIGLEY, 3RD                           Director
------------------------------------------
          James E. Quigley, 3rd

           /s/ KEITH W. RENKEN                              Director
------------------------------------------
             Keith W. Renken

                          PACIFIC GULF PROPERTIES INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                               DECEMBER 31, 1999

                                                               PAGE
                                                              -------
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
  Report of Independent Auditors............................      F-2
  Consolidated Balance Sheets...............................      F-3
  Consolidated Statements of Operations.....................      F-4
  Consolidated Statements of Shareholders' Equity...........      F-5
  Consolidated Statements of Cash Flows.....................      F-6
  Notes to Consolidated Financial Statements................      F-7
SCHEDULE FILED AS PART OF THIS REPORT
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................     F-25

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Pacific Gulf Properties Inc.

     We have audited the accompanying consolidated balance sheets of Pacific Gulf Properties Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Gulf Properties Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Newport Beach, California
February 10, 2000

                          PACIFIC GULF PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
Real estate assets
  Operating properties
     Land...................................................  $232,665     $229,920
     Buildings..............................................   657,347      633,268
                                                              --------     --------
                                                               890,012      863,188
     Accumulated depreciation...............................   (72,715)     (49,776)
                                                              --------     --------
                                                               817,297      813,412
  Properties under development, including land..............    52,815       39,926
                                                              --------     --------
                                                               870,112      853,338
Cash and cash equivalents...................................     2,177        2,276
Accounts and other receivables..............................     4,005        4,984
Other assets................................................    15,627       14,529
                                                              --------     --------
                                                              $891,921     $875,127
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Loans payable.............................................  $418,343     $403,845
  Accounts payable and accrued liabilities..................    17,244       15,828
  Dividends payable.........................................    10,366        9,844
  Convertible subordinated debentures.......................        --       12,244
                                                              --------     --------
                                                               445,953      441,761
Minority interests in consolidated partnerships.............    18,077       17,812
Commitments and contingencies...............................        --           --
Shareholders' equity
  Preferred shares, $.01 par value; 10,000,000 shares
     authorized; 2,763,116 Senior Cumulative Convertible
     Class A shares outstanding at December 31, 1999, and
     December 31, 1998......................................        28           28
  Preferred shares, $.01 par value; 300,000 shares
     authorized; Class C Junior Participating Cumulative
     Preferred Stock; no shares outstanding.................        --           --
  Common shares, $.01 par value; 100,000,000 shares
     authorized; 20,685,402 and 20,017,814 shares
     outstanding at December 31, 1999 and December 31, 1998,
     respectively...........................................       207          201
  Outstanding restricted stock..............................    (1,193)      (1,203)
  Additional paid-in capital................................   424,632      412,093
  Retained earnings.........................................     4,217        4,435
                                                              --------     --------
                                                               427,891      415,554
                                                              --------     --------
                                                              $891,921     $875,127
                                                              ========     ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999          1998         1997
                                                              ----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Rental income
  Industrial properties.....................................   $ 98,288      $ 76,271      $36,410
  Multifamily properties....................................     25,880        36,858       33,096
                                                               --------      --------      -------
                                                                124,168       113,129       69,506
EXPENSES
Rental property expenses
  Industrial properties.....................................     21,570        16,746        8,212
  Multifamily properties....................................      9,334        13,751       12,754
                                                               --------      --------      -------
                                                                 30,904        30,497       20,966
Depreciation................................................     26,117        20,386       12,008
Interest (including amortization of debenture discount and
  financing costs of $801, $1,129 and $827, respectively)...     27,242        25,758       17,337
General and administrative..................................      7,165         5,903        3,159
Minority interests in earnings of consolidated
  partnerships..............................................      1,342         1,024          172
                                                               --------      --------      -------
                                                                 92,770        83,568       53,642
                                                               --------      --------      -------
INCOME BEFORE GAINS ON SALE OF REAL ESTATE..................     31,398        29,561       15,864
Gains on sale of real estate................................      8,472        35,292        5,594
                                                               --------      --------      -------
NET INCOME..................................................     39,870        64,853       21,458
  Less preferred dividend requirements......................      4,971         4,856          855
                                                               --------      --------      -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS.....................   $ 34,899      $ 59,997      $20,603
                                                               ========      ========      =======
EARNINGS PER SHARE
  Basic.....................................................   $   1.73      $   3.01      $  1.51
                                                               ========      ========      =======
  Diluted...................................................   $   1.71      $   2.76      $  1.47
                                                               ========      ========      =======

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     COMMON STOCK     PREFERRED STOCK   OUTSTANDING   ADDITIONAL    RETAINED EARNINGS
                                    ---------------   ---------------   RESTRICTED     PAID-IN      (DISTRIBUTIONS IN
                                    SHARES   AMOUNT   SHARES   AMOUNT      STOCK       CAPITAL     EXCESS OF EARNINGS)    TOTAL
                                    ------   ------   ------   ------   -----------   ----------   -------------------   --------
Balance -- December 31, 1996......   9,758    $ 98       --     $ --      $  (878)     $157,896         $(17,294)        $139,822
Common shares issued..............  10,189     102       --       --           --       200,787               --          200,889
Preferred shares issued...........      --      --    2,763       28           --        52,504               --           52,532
Net issuance of restricted
  stock...........................      21      --       --       --           60            --               --               60
Dividends on common shares........      --      --       --       --           --            --          (25,066)         (25,066)
Dividends on preferred shares.....      --      --       --       --           --            --             (855)            (855)
Net income........................      --      --       --       --           --            --           21,458           21,458
                                    ------    ----    -----     ----      -------      --------         --------         --------
Balance -- December 31, 1997......  19,968     200    2,763       28         (818)      411,187          (21,757)         388,840
Common shares issued..............      50       1       --       --           --           932               --              933
Preferred shares issued...........      --      --       --       --           --           (26)              --              (26)
Net issuance of restricted
  stock...........................      --      --       --       --         (385)           --               --             (385)
Dividends on common shares........      --      --       --       --           --            --          (33,805)         (33,805)
Dividends on preferred shares.....      --      --       --       --           --            --           (4,856)          (4,856)
Net income........................      --      --       --       --           --            --           64,853           64,853
                                    ------    ----    -----     ----      -------      --------         --------         --------
Balance -- December 31, 1998......  20,018     201    2,763       28       (1,203)      412,093            4,435          415,554
Common shares issued..............     667       6       --       --           --        12,357               --           12,363
Net issuance of restricted
  stock/compensation earned on
  options.........................      --      --       --       --           10           182               --              192
Dividends on common shares........      --      --       --       --           --            --          (35,117)         (35,117)
Dividends on preferred shares.....      --      --       --       --           --            --           (4,971)          (4,971)
Net income........................      --      --       --       --           --            --           39,870           39,870
                                    ------    ----    -----     ----      -------      --------         --------         --------
Balance -- December 31, 1999......  20,685    $207    2,763     $ 28      $(1,193)     $424,632         $  4,217         $427,891
                                    ======    ====    =====     ====      =======      ========         ========         ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $ 39,870   $  64,853   $  21,458
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................    26,117      20,386      12,008
     Amortization of debenture discount and financing
       costs................................................       801       1,129         827
     Minority interests in earnings of consolidated
       partnerships.........................................     1,342       1,024         172
     Gains on sale of real estate...........................    (8,472)    (35,292)     (5,594)
     Compensation recognized related to restricted stock
       issued to employees..................................        10        (385)         59
     Compensation recognized related to options issued to
       employees............................................       182          --          --
     Net increase in other assets...........................    (3,849)     (7,370)     (4,532)
     Net increase in liabilities............................       148       6,356       3,338
                                                              --------   ---------   ---------
          Net cash provided by operating activities.........    56,149      50,701      27,736
                                                              --------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and improvements to properties...............   (32,265)   (201,160)   (332,324)
  Development expenditures..................................   (31,063)    (31,565)    (29,936)
  Proceeds from sale of real estate.........................    31,840      92,025      15,115
  Purchase of property and equipment, net...................        --          --      (3,452)
                                                              --------   ---------   ---------
  Net cash used in investing activities.....................   (31,488)   (140,700)   (350,597)
                                                              --------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from unsecured line of credit....................    36,150     236,419     158,278
  Repayment of unsecured line of credit.....................   (46,250)   (119,869)   (154,764)
  Proceeds from mortgage notes payable......................    15,500      18,300      97,921
  Repayment of mortgage notes payable.......................    (9,355)    (28,411)    (19,784)
  Proceeds from construction loans..........................    18,453      19,515       4,800
  Repayment of construction loans...........................        --      (5,962)         --
  Debentures converted to common shares.....................      (304)       (348)     (1,635)
  Issuance of common shares.................................       424         907     200,891
  Issuance of preferred shares..............................        --          --      52,531
  Minority interests contributions..........................    (1,077)      7,462       5,636
  Dividends on common shares................................   (34,623)    (33,583)    (20,215)
  Dividends on preferred shares.............................    (3,678)     (3,621)       (855)
                                                              --------   ---------   ---------
  Net cash (used in) provided by financing activities.......   (24,760)     90,809     322,804
                                                              --------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........       (99)        810         (57)
CASH AND CASH EQUIVALENTS -- BEGINNING OF PERIOD............     2,276       1,466       1,523
                                                              --------   ---------   ---------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $  2,177   $   2,276   $   1,466
                                                              ========   =========   =========

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

     Impairment losses are recorded on long-lived assets used in operations and properties under development when indicators of impairment are present and the assets' carrying amount is greater than the sum of the future undiscounted cash flows, excluding interest, estimated to be generated by those assets. As of December 31, 1999, no indicators of impairment existed and no impairment losses have been recorded.

     The Company follows the provisions of EITF 97-11, Accounting for Internal Costs Related to Real Estate Property Acquisitions. Accordingly, effective April 1, 1998, the Company ceased capitalizing its internal acquisition costs incurred in conjunction with the identification and acquisition of properties to be held for operations. The Company continues capitalizing internal acquisition costs associated with properties which are under development.

CASH AND CASH EQUIVALENTS

     Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

                          PACIFIC GULF PROPERTIES INC.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     Accounts receivable are net of an allowance for uncollectible accounts totaling $1,012,000 and $298,000 at December 31, 1999 and 1998, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's short-term investments and loans payable approximate their fair values as of December 31, 1999.

DIVIDEND REINVESTMENT PLAN

     During the years ended December 31, 1999 and 1998, the Company issued 3,330 and 2,156 shares, respectively, under the Company's Dividend Reinvestment Plan.

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

INTEREST

     Interest incurred for the years ended December 31, 1999, 1998 and 1997 totaled $29,757,000, $28,810,000 and $19,469,000, respectively. Interest incurred in 1999, 1998 and 1997 includes $615,000, $1,041,000 and $1,100,000 related to the Company's convertible subordinated debentures.

     For the years ended December 31, 1999, 1998 and 1997, the Company capitalized $2,515,000, $3,052,000 and $2,132,000 of interest related to properties under development

     Interest paid for the years ended December 31, 1999, 1998 and 1997 totaled $29,448,000, $27,732,000 and $18,932,000, respectively.

                          PACIFIC GULF PROPERTIES INC.

GAINS ON SALE OF REAL ESTATE

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

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 1999 and 1998 and revenues and expenses for each of the three years in the period ended December 31, 1999. Actual results could differ from those estimates in the near term.

STOCK-BASED COMPENSATION

     During 1999, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation plans. The Company follows SFAS No. 123 for all plans adopted after January 1, 1999. For stock-based compensation plans established prior to January 1, 1999, the Company continues to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees." The adoption of this Standard in 1999 had no material effect on the Company's financial statements (see Note 5).

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities as amended", which is required to be adopted on June 15, 2000. At that time, the Company will be required to report the fair value of derivatives and reflect adjustments to the carrying amount of hedged items as gains or losses. The Company does not believe the additional requirements will have a significant impact on its financial position or results of operations.

RECLASSIFICATIONS

     Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

                          PACIFIC GULF PROPERTIES INC.

 2. REAL ESTATE ASSETS

     The Company's real estate assets consist of the following at December 31:

                              OPERATING PROPERTIES

                                                              1999            1998
                                                          ------------    ------------
INDUSTRIAL PROPERTIES
  Land..................................................  $191,650,000    $187,416,000
  Buildings and improvements............................   529,381,000     500,837,000
                                                          ------------    ------------
                                                           721,031,000     688,253,000
  Accumulated depreciation..............................   (53,747,000)    (34,249,000)
                                                          ------------    ------------
                                                           667,284,000     654,004,000
                                                          ------------    ------------
MULTIFAMILY PROPERTIES
 Active Senior Apartments
  Land..................................................    14,116,000      14,116,000
  Buildings and improvements............................    57,083,000      56,270,000
                                                          ------------    ------------
                                                            71,199,000      70,386,000
  Accumulated depreciation..............................    (5,259,000)     (3,303,000)
                                                          ------------    ------------
                                                            65,940,000      67,083,000
                                                          ------------    ------------
 Family Apartments
  Land..................................................    26,899,000      28,388,000
  Buildings and improvements............................    70,883,000      76,161,000
                                                            97,782,000     104,549,000
  Accumulated depreciation..............................   (13,709,000)    (12,224,000)
                                                          ------------    ------------
                                                            84,073,000      92,325,000
                                                          ------------    ------------
TOTAL OPERATING PROPERTIES
  Land..................................................   232,665,000     229,920,000
  Buildings and improvements............................   657,347,000     633,268,000
                                                          ------------    ------------
                                                           890,012,000     863,188,000
  Accumulated depreciation..............................   (72,715,000)    (49,776,000)
                                                          ------------    ------------
                                                          $817,297,000    $813,412,000
                                                          ============    ============

OPERATING PROPERTIES

  Industrial Properties

     At December 31, 1999, the Company owns and operates 69 operating industrial properties containing an aggregate of 14,684,000 leasable square feet located in the states of California, Washington, Nevada, Arizona and Oregon. During 1999, the Company purchased three industrial properties located in Nevada and Arizona containing an aggregate of 304,000 leasable square feet.

                          PACIFIC GULF PROPERTIES INC.

     The Company's industrial properties are leased to tenants under operating leases with terms ranging from 1 to 5 years. The minimum future lease payments to be received from noncancelable industrial leases for each of the next five years ending December 31 and thereafter, are summarized as follows:

2000........................................................  $24,743,000
2001........................................................   22,582,000
2002........................................................   16,947,000
2003........................................................   10,810,000
2004........................................................    6,173,000
Thereafter..................................................    6,427,000
                                                              -----------
                                                              $87,682,000
                                                              ===========

  Multifamily Properties

     At December 31, 1999, the Company owns and operates 18 multifamily properties containing 3,069 apartment units located in Southern California, including 8 multifamily properties with 1,438 units for active seniors. During 1999, the Company sold a multifamily property containing 196 apartment units located in Southern California. (See Note 9.)

                          PROPERTIES UNDER DEVELOPMENT

                                                               1999           1998
                                                            -----------    -----------
INDUSTRIAL PROPERTIES
  Land....................................................  $13,662,000    $16,467,000
  Buildings and improvements..............................   26,656,000     23,459,000
                                                            -----------    -----------
                                                             40,318,000     39,926,000
                                                            ===========    ===========
MULTIFAMILY PROPERTIES
 Active Senior Apartments
  Land....................................................    8,992,000             --
  Buildings and improvements..............................    3,505,000             --
                                                            -----------    -----------
                                                             12,497,000             --
                                                            ===========    ===========
TOTAL PROPERTIES UNDER DEVELOPMENT
  Land....................................................   22,654,000     16,467,000
  Buildings and improvements..............................   30,161,000     23,459,000
                                                            -----------    -----------
                                                            $52,815,000    $39,926,000
                                                            ===========    ===========

PROPERTIES UNDER DEVELOPMENT

  Industrial Properties

     During 1999, the Company completed and transferred to operating properties one rehabilitation project; a 382,000 square foot warehouse in San Diego, California. The total rehabilitation cost for the property was $2,572,000. The project is 100% occupied at December 31, 1999.

     During 1999, the Company also completed development of a 209,000 square foot industrial park in Lake Forest, California for a cost of $11,793,000, excluding land costs of $3,554,000. The property is 97% occupied at December 31, 1999.

     As of December 1999, the Company has under development in Southern California and Washington, four industrial properties that will contain approximately 709,000 leasable square feet, and one industrial

                          PACIFIC GULF PROPERTIES INC.

property in Arizona under rehabilitation containing approximately 118,000 leasable square feet. Development costs, excluding land costs of $8,992,000, for these properties totaled $27,105,000 through December 31, 1999.

  Multifamily Properties

     As of December 1999, the Company has under development three multifamily properties for active seniors in California (two in Southern California and one in Northern California) that will contain 669 units. Development costs for these properties totaled $3,505,000.

 3. LOANS PAYABLE

     The Company's loans payable at December 31, 1999 and 1998 consist of the following:

                                                              1999            1998
                                                          ------------    ------------
MORTGAGE NOTES
Conventional mortgage debt
  Industrial............................................  $141,519,000    $141,629,000
  Active Senior.........................................     4,556,000       4,620,000
  Family................................................    33,853,000      26,355,000
                                                          ------------    ------------
                                                           179,928,000     172,604,000
Tax exempt mortgage debt
  Industrial............................................            --              --
  Active Senior.........................................    43,799,000      44,697,000
  Family................................................    20,534,000      20,815,000
                                                          ------------    ------------
                                                            64,333,000      65,512,000
Construction loans......................................    50,432,000      31,979,000
Unsecured line of credit................................   123,650,000     133,750,000
                                                          ------------    ------------
                                                          $418,343,000    $403,845,000
                                                          ============    ============

MORTGAGE NOTES

     At December 31, 1999, the Company's conventional mortgage debt consists of 21 notes secured by industrial properties and active senior and multifamily apartments, due in monthly installments and maturing at various dates through September 2025. Certain of the Company's conventional mortgage note agreements contain cross-collateralization provisions (see schedule III). Approximately $173,951,000 or 18 conventional mortgage notes bear fixed rates of interest ranging from 6.78% to 8.50% per annum. The remaining three conventional mortgage notes totaling $5,977,000 bear a variable rate of interest based on the Federal Home Loan Bank 11th District Rate plus 2.8%. The weighted average interest rate of the Company's conventional mortgage debt at December 31, 1999 was 7.51%. During the year ended December 31, 1999, the Federal Home Loan Bank 11th District Rate ranged from 4.48% to 4.69% and was 4.67% at December 31, 1999.

     At December 31, 1999, the Company's tax-exempt mortgage debt consists of eight notes totaling $64,333,000 that are secured by active senior properties and multifamily apartment properties. Seven of the tax-exempt mortgage notes totaling $55,352,000 and related bond financings are in a 30 year refunding agreement, which is backed by credit and liquidity support from guaranteed mortgage pass-through certificates issued by the Federal National Mortgage Association ("FNMA"). Standard & Poor's Rating Group assigned a rating of AAA to the bonds based on a collateral agreement with FNMA. The Company makes monthly principal and interest payments on the loans to a trustee, which in turn pays the bondholders when interest is due. The bonds are remarketed periodically and bear interest at fixed rates scheduled to increase from 3.75% to 5.20% through 2007. Principal payments on the loans are amortized based on

                          PACIFIC GULF PROPERTIES INC.

scheduled amounts over a 30-year period. As part of the refunding agreement, the Company is required to deposit impounds with the trustee for property taxes, property and liability insurance and reserves for capital replacements on a semiannual basis. Unamortized finance costs and fees related to the refunding agreement are included in other assets and totaled $2,976,000 and $1,462,000 at December 31, 1999 and 1998, respectively. The weighted average interest rate of the Company's tax-exempt mortgage notes backed by FNMA, at December 31, 1999, was 6.35%.

     The Company's eighth tax-exempt mortgage note is a variable rate obligation supported by letters of credit from financial institutions. In 1999, the Company replaced the existing credit enhancement which was maturing with FNMA. At December 31, 1999 the principal amount of the debt was $8,981,000 and the interest rate was 5.04% at December 31, 1999.

CONSTRUCTION LOANS

     At December 31, 1999 the Company has six construction loans, which are payable to a bank, and are secured by industrial properties under development. The construction loans bear interest at LIBOR + 1.30% to 1.525% or the reference rate payable monthly and mature between March 2000 and October 2001. Undisbursed funds on the construction loans at December 31, 1999 total $22,023,000. Upon completion of the properties, the Company has the option to convert the interest rate on the loans into a fixed rate of interest upon meeting certain conditions. At December 31, 1999, LIBOR was 5.835%.

UNSECURED LINE OF CREDIT

     The Company has a $150,000,000 unsecured revolving credit agreement (the "Line of Credit") which matures in April 2001. The interest rate payable under the Line of Credit is based on the leverage level of the Company and at December 31, 1999 is LIBOR plus 1.30%.

     The Company's Line of Credit contains certain debt covenants. The most significant covenants require the Company to maintain a minimum net worth, a leverage ratio based on a calculated asset value no greater than 50%, an interest coverage ratio in excess of 2.00 (measured on a quarterly basis) and a fixed charge coverage ratio of not less than 1.75. In addition, the Line of Credit contains a provision which limits the loan availability amount to approximately 58% of the value of the Company's unencumbered assets, less unsecured debt. As of December 31, 1999, the Company was in compliance with all debt covenants.

INTEREST RATE SWAP AGREEMENTS

     The Company has interest rate swap agreements that effectively convert certain floating rate mortgage notes to a fixed-rate basis, thus reducing the impact on future earnings of fluctuations in interest rates. At December 31, 1999, the Company's interest rate swap agreements have notional amounts totaling $34,500,000 under which the Company pays fixed rates of interest and receives floating rates of interest based on an index that is reset weekly. The swap counterparties are all financial institutions rated AAA by Standard & Poor's. The rate differences to be paid or received are accrued and included in interest expense as a yield adjustment and the related payable or receivable from counterparties is included in accrued liabilities or other assets. The interest rate swap agreements mature in August, 2000.

                          PACIFIC GULF PROPERTIES INC.

LOANS PAYABLE MATURITIES

     The principal payments due on loans payable for each of the next five years ending December 31 and thereafter are summarized as follows:

2000........................................................  $ 68,001,000
2001........................................................   149,456,000
2002........................................................    22,644,000
2003........................................................            --
2004........................................................     4,366,000
Thereafter..................................................   173,876,000
                                                              ------------
                                                              $418,343,000
                                                              ============

 4. CONVERTIBLE SUBORDINATED DEBENTURES

     The Company called for redemption of $6,500,000 of its outstanding debentures on August 18, 1999. As of that date, $6,300,000 of the debentures called had converted into 338,301 shares of Common Stock. The Company redeemed the remaining $200,000 for cash.

     The Company called for redemption of its remaining outstanding debenture of $5,273,000 on November 10, 1999. As of that date, $5,110,000 of the debentures called had converted into 274,373 shares of Common Stock. The Company redeemed the remaining $163,000 for cash.

 5. BENEFIT PLANS

SHARE OPTION PLANS

     The Company has stock options outstanding under share option plans as more fully described in the Company's proxy filed with the Securities and Exchange Commission. The Company's stock options consist of fixed and variable stock options as listed below. Fixed options vest over a specified period. Variable options are subject to performance based vesting criteria. Available shares under the Company's share option plans totaled 3,145,000 (including 300,000 reserved for non-employee directors). Approximately 845,000 of the Company's options, at an exercise price of $20.75 per share, were granted under a plan approved by the Board of Directors and is subject to shareholder approval.

                          PACIFIC GULF PROPERTIES INC.

FIXED STOCK OPTIONS

     The stock options listed in the table below, except as noted, primarily vest in equal installments over a five-year period from the date of the grant and expire ten years from the original grant date.

                                                          NUMBER OF     EXERCISE PRICE
                                                           OPTIONS        PER SHARE
                                                          ---------    ----------------
Outstanding at December 31, 1996........................    241,200    $15.00 - $18.25
  Granted...............................................    468,000    $20.75 - $23.75
  Canceled..............................................     (4,000)   $18.25
  Exercised.............................................    (13,550)   $16.25 - $21.38
                                                          ---------    ----------------
Outstanding at December 31, 1997........................    691,650    $15.00 - $23.75
  Granted...............................................    340,000    $19.50 - $22.56
  Canceled..............................................     (3,500)   $18.25
  Exercised.............................................       (900)   $21.38
                                                          ---------    ----------------
Outstanding at December 31, 1998........................  1,027,250    $15.00 - $23.75
  Granted(a)............................................    285,000    $18.94 - $20.75
  Canceled..............................................    (17,850)   $19.00 - $22.625
  Exercised.............................................     (8,486)   $15.00 - $20.06
                                                          ---------    ----------------
Outstanding at December 31, 1999........................  1,285,914    $15.00 - $23.75
                                                          =========

---------------
(a) 210,000 of options vest in equal installments over a three-year period from the date of the grant and expire ten years from the original grant date.

VARIABLE STOCK OPTIONS

     A summary of the status of the Company's variable stock options as of December 31, 1999 and changes during the year is presented below:

                                                              NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Outstanding at December 31, 1998............................        --         --
  Granted...................................................   635,000      20.75
  Canceled..................................................        --         --
  Exercised.................................................        --         --
                                                               -------      -----
Outstanding at December 31, 1999............................   635,000      20.75
                                                               =======      =====

     Variable stock options will vest depending on achieving certain specified performance measures of the Company during the period July 1, 1999 through December 31, 2001. Subject to the shareholders approval discussed above vesting of such options will occur after December 31, 2001 (subject to earlier vesting in the event of a change in control of the Company or the death or disability of a participant). Measurement of the specified performance criteria and the determination of the number of options that will vest, if any, will occur at the end of 2001. Any variable options that do not vest will expire.

     As described in Note 1, the Company adopted Statement SFAS No. 123 effective January 1, 1999. Accordingly, the Company accounts for all options granted after January 1, 1999 using the fair value method which resulted in compensation expense totaling $182,000 for the year ended December 31, 1999. Stock options granted after January 1, 1999 and accounted under SFAS No. 123 totaled 920,000, all of which are outstanding at December 31, 1999.

                          PACIFIC GULF PROPERTIES INC.

     The Company continues to account for options granted prior to January 1, 1999 using the previous standard (APB No. Opinion 25) which has resulted in no compensation costs being recorded. Stock options granted prior to January 1, 1999 and accounted under this Opinion No. 25 totaled 1,070,700, of which 1,000,914 are outstanding at December 31, 1999.

     For disclosure purposes only, the Company has measured the compensation cost which would have been recognized had the fair value of the these pre-1999 options been used at the date of their grant for accounting purposes in accordance with SFAS No. 123. Based on such calculations, net income and earnings per share amounts would be approximately the same as the amounts reported by the Company. The fair value of all options at date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 5.51%; a dividend yield of 8.60%; a volatility factor for the price of the Company's common shares of .210 and expected lives for the options of ten years.

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

                                                              NUMBER OF
                                                               AWARDS
                                                              ---------
  Outstanding at December 31, 1997..........................   48,796
  Granted...................................................   25,261
                                                               ------
  Outstanding at December 31, 1998..........................   74,057
  Granted...................................................   15,000
                                                               ------
  Outstanding at December 31, 1999..........................   89,057
                                                               ------
  Vested at December 31, 1999...............................   41,549
                                                               ======

     At December 31, 1999 and 1998, the unamortized amount of outstanding restricted stock issued to employees which will be charged to compensation expense in future periods totaled $1,193,000 and $1,203,000, respectively.

THRIFT PLAN

     The Company has a thrift plan under which employees may elect to contribute up to 21% of their annual compensation, excluding bonuses, on a combination before-and-after tax basis. Contributions by the employee are matched by the Company at a 75% rate with total matching contributions not exceeding 4 1/2% of the contributing employee's annual compensation up to a maximum of 6% of compensation. Matching contributions and employee contributions are invested in a fixed income fund, various growth funds, or a combination thereof, according to the employee's choice. The thrift plan provides for 20% vesting of contributions by the Company for each full year of service, increasing to 100% vesting after five years of service. Contributions made by the Company to the thrift plan for the years ended December 31, 1999, 1998 and 1997 totaled $107,000, $113,000, and $29,000 respectively.

                          PACIFIC GULF PROPERTIES INC.

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

     Net periodic pension cost related to the retirement income plan includes amortization of past service cost over a remaining period of 26 years. Based upon actuarial valuation dates as of December 31, 1999 and 1998, the benefit obligations were $2,040,000 and $1,878,000, respectively, and the plan's net assets available for benefits were $1,392,000 in 1999 and $1,142,000 in 1998.

     The Company's net periodic pension cost included in general and administrative expenses for the years ended December 31, 1999, 1998, and 1997 consists of the following components:

                                                          1999        1998       1997
                                                        ---------   --------   --------
Service cost..........................................  $ 288,000   $275,000   $116,000
Interest cost on projected benefit obligation.........    122,000    112,000     65,000
Expected return on plan assets........................   (103,000)   (63,000)   (41,000)
Amortization of transition/obligation.................      7,000      7,000         --
Amortization of unrecognized prior service costs and
  unrecognized net obligation.........................     13,000     24,000      1,000
                                                        ---------   --------   --------
Net periodic pension cost.............................  $ 327,000   $355,000   $141,000
                                                        =========   ========   ========

                          PACIFIC GULF PROPERTIES INC.

     The following table sets forth the plan's funded status for the fiscal years ending December 31, 1999 and 1998:

                                                                 1999          1998
                                                              ----------    ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $1,878,000    $1,598,000
Service cost................................................     288,000       275,000
Interest cost...............................................     122,000       112,000
Plan participant contributions..............................          --            --
Actuarial gain..............................................    (150,000)     (107,000)
Benefits paid...............................................          --            --
Other.......................................................     (98,000)           --
                                                              ----------    ----------
Benefit obligation at end of year...........................  $2,040,000    $1,878,000
                                                              ==========    ==========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $1,142,000    $  704,000
Actual return on plan assets................................     (41,000)      109,000
Employer contributions......................................     291,000       329,000
Plan participant contributions..............................          --            --
Benefits paid...............................................          --            --
Other.......................................................          --            --
                                                              ----------    ----------
Fair value of plan assets at end of year....................  $1,392,000    $1,142,000
                                                              ==========    ==========
RECONCILIATION OF FUNDED STATUS
Funded status underfunded...................................  $ (648,000)   $ (735,000)
Unrecognized net actuarial loss.............................     281,000       293,000
Unrecognized transition obligation..........................     153,000       160,000
Unrecognized prior service cost.............................      19,000       124,000
                                                              ----------    ----------
Accrued benefit cost........................................  $ (195,000)   $ (158,000)
                                                              ==========    ==========
ADDITIONAL MINIMUM LIABILITY DISCLOSURES
Accrued benefit liability...................................  $       --    $       --
Intangible asset............................................          --            --
Other comprehensive income, not adjusted for applicable
  income tax................................................  $       --    $       --

     Assumptions used in determining the status of the Company's retirement income plan are as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Weighted average discount rate..............................  7.0%    6.5%    7.0%
Weighted average rate of increase in compensation levels....  4.8%    4.9%    4.9%
Expected long-term rate of return on plan assets............  7.5%    7.5%    7.5%

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

                          PACIFIC GULF PROPERTIES INC.

 6. CONSOLIDATED REAL ESTATE PARTNERSHIPS

     The Company's consolidated partnerships include the following:

  PGP Inland Communities, L.P.

     PGP Inland Communities, L.P., a Delaware limited partnership (the "Partnership") was formed by the Company in August 1995 for the purpose of acquiring and operating 11 multifamily properties consisting of 1,368 apartment units located in Southern California (the "Properties") which were contributed by unrelated parties. In exchange for contributing the Properties to the Partnership, the unrelated parties received approximately 225,452 limited partnership units representing an initial ownership interest of approximately 22%. The Company is the sole general partner in the Partnership and currently holds an ownership interest of approximately 84%. The terms of the Partnership agreement provide that all net income (and cash flow) from the Properties be allocated (distributed) to the Company until the Properties have achieved a threshold net operating income of $6,200,000 for any given year, and cumulatively for all prior years. The Partnership's results of operations since 1995 have been fully allocated to the Company. Beginning in August 1997, the Partnership's limited partnership units can be tendered for redemption on a one-for-one basis for cash or for shares of common stock at the election of the Company. As of December 31, 1999, 55,920 of these units have been tendered for cash, the cost of which has been capitalized to the properties.

  Terrace Gardens -- PGP L.P. and Morning View Terrace -- PGP L.P.

     In June 1997, the Company, through its subsidiaries, PGP Terrace Gardens Holdings Inc. and PGP Morning View Terrace Holdings Inc., acquired a controlling general partner interest in two existing limited partnerships ("Terrace Gardens" and "Morning View") that own two adjacent active seniors apartment communities located in Escondido, California. The properties contain an aggregate of 551 apartment units. Following the acquisition, the Company became the sole general partner of the existing limited partnerships (Terrace Gardens -- PGP L.P. and Morning View Terrace -- PGP L.P.) that own and manage the properties. The existing partners of the partnerships received an aggregate of approximately 266,000 limited partnership units in such partnerships valued at $5,596,000. Beginning in June 1999, the limited partnership units can be tendered for redemption to the Company. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the Company's common shares. Since 1997, approximately 129,000 limited partnership units were tendered for cash, the cost of which was capitalized to the properties. As a result of the tender, the Company currently holds an ownership interest of approximately 58% and 59% in Terrace Gardens -- PGP L.P and Morning View Terrace -- PGP L.P., respectively. Net income from the partnerships is allocated to the limited partners based on an amount equal to the Company's dividend rate on common stock applied to the number of limited partnership units held by stock partners and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available.

  PGP Northern Industrial L.P.

     On October 20, 1997, the Company acquired a controlling general partner interest in PGP Northern Industrial L.P., a California limited partnership ("PGP Northern")which owns two industrial properties ("Eden Plaza/Eden Industrial") containing approximately 501,000 leasable square feet located in Hayward, California. The Company acquired such interest for a cash contribution of approximately $3,977,000. The previous owners of Eden Plaza/Eden Industrial became limited partners in PGP Northern and received 143,391 limited partnership units valued at $2,869,000 in exchange for the contribution of the two industrial properties. The limited partnership units can be tendered for redemption to the Company. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the common shares. At

                          PACIFIC GULF PROPERTIES INC.

December 31, 1999, the Company holds an ownership interest of approximately 59%. Net income from the partnership is allocated to the limited partners based on an amount equal to the Company's dividend rate on common stock applied to the number of limited partnership units held by such partners and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available.

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

     Condensed unaudited combined financial information for the consolidated real estate partnerships as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 follows:

                                                              1999            1998
                                                          ------------    ------------
Real Estate Assets
  Land..................................................  $ 34,903,000    $ 34,903,000
  Building..............................................    97,632,000      96,087,000
                                                          ------------    ------------
                                                           132,535,000     130,990,000
Accumulated depreciation................................   (10,491,000)     (6,886,000)
                                                          ------------    ------------
                                                           122,044,000     124,104,000
Cash and other assets...................................    10,933,000       8,404,000
                                                          ------------    ------------
                                                          $132,977,000    $132,508,000
                                                          ============    ============
Liabilities (primarily tax-exempt and mortgage notes)...  $ 89,600,000    $ 90,749,000
Partners' Capital
  Company...............................................    25,300,000      23,947,000
  Minority interests....................................    18,077,000      17,812,000
                                                          ------------    ------------
                                                            43,377,000      41,759,000
                                                          ------------    ------------
                                                          $132,977,000    $132,508,000
                                                          ============    ============

                                                         YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1999          1998          1997
                                                  -----------   -----------   -----------
Revenues........................................  $20,159,000   $18,505,000   $12,999,000
Expenses........................................   16,606,000    13,575,000    12,129,000
                                                  -----------   -----------   -----------
Net income......................................  $ 3,553,000   $ 4,930,000   $   870,000
                                                  ===========   ===========   ===========
Company's share of net income...................  $ 2,211,000   $ 3,906,000   $   698,000
Minority partners' interest in earnings of
  consolidated partnerships.....................    1,342,000     1,024,000       172,000
                                                  -----------   -----------   -----------
                                                  $ 3,553,000   $ 4,930,000   $   870,000
                                                  ===========   ===========   ===========

                          PACIFIC GULF PROPERTIES INC.

 7. COMMITMENTS AND CONTINGENCIES

GENERAL MATTERS

     The Company's commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial statements.

     As of December 31, 1999, 11% of the apartment units within the Company's multifamily properties were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants.

GROUND LEASE COMMITMENTS

     One of the Company's industrial properties is subject to a ground lease that expires in July 2035 which is accounted for as an operating lease. Monthly ground lease payments total $22,000 and are subject to increases based on the Consumer Price Index, with the next adjustment in September 2000. Ground lease payments during 1999 and 1998 totaled $261,000 in each year. Two other
("PGBP -- Irvine" and "PGBP -- Cerritos") industrial properties acquired in December 1997 are subject to ground leases which expire in August 2029 and April 2034, respectively. Monthly ground lease payments total $36,000 and $43,000 and are subject to increases based on the Consumer Price Index, with the next adjustment in April 2009 and October 2004 for Irvine and Cerritos, respectively. Ground lease payments during 1999 and 1998 on the Irvine property totaled $430,000 and $303,000 respectively and ground lease payments on the Cerritos property totaled $473,000 and $455,000, respectively. During June 1998, the Company acquired a property in Tustin which is subject to a ground lease which expires in January 2044. Annual ground lease payments in the amount of $101,000 are due in January of each year; such payments are expected to increase in January 2001 based on a reappraisal of the land value.

     The minimum future ground lease payments to be made for each of the next five years ending December 31 and thereafter, are summarized as follows:

2000........................................................  $ 1,303,000
2001........................................................    1,303,000
2002........................................................    1,303,000
2003........................................................    1,303,000
2004........................................................    1,303,000
Thereafter..................................................   37,149,000

LETTER OF CREDIT

     In December 1998 in conjunction with the sale of the Company's Washington apartment communities, the Company restructured the existing indebtedness on the Hampton Bay apartment community. The lender, a life insurance company, released the Hampton Bay property as collateral and accepted a letter of credit in the amount of $9,400 000 as substitution collateral. The Company replaced the letter of credit by providing its City of Industry industrial project as replacement collateral in May 1999.

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

                          PACIFIC GULF PROPERTIES INC.

SHELF REGISTRATION STATEMENT

     During 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for the aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company (the "1998 Shelf Registration Statement"). The 1998 Shelf Registration Statement was declared effective April 23, 1998 by the Securities and Exchange Commission. Availability under the 1998 Shelf Registration Statement at December 1999 was $300,000,000.

     During 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $250,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company (the "1997 Shelf Registration Statement"). The 1997 Shelf Registration Statement was declared effective April 11, 1997 by the Securities and Exchange Commission. Availability under the 1997 Shelf Registration Statement at December 31, 1999 was $56,126,000.

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

 9. GAINS ON SALE OF REAL ESTATE

     In December 1999, the Company sold a 16,848 square foot industrial property located in Concord, California for $1,400,000. The net gain recognized was $106,000.

     In October 1999, the Company sold a 302,020 square foot industrial property located in Ontario, California for $11,160,000. The net gain recognized was $2,514,000.

     In August 1999, the Company sold a 42,240 square foot industrial property located in Seattle, Washington for $1,900,000. The net gain recognized was $492,000.

     In August 1999, the Company recognized a deferred gain of $850,000 as a result of the collection of a note receivable relating to the sale of the Company's Texas properties in 1995.

     During the second quarter of 1999, the Company sold a 91,200 square foot single-tenant industrial property locate in Anaheim, California and a 1.05 acre parcel of land in Lake Forest, California, for $4,680,000 and $850,000, respectively. The net gain recognized from these sales was $1,159,000.

     In February 1999, the Company sold a multifamily apartment property located in Santa Ana, California, consisting of 196 apartment units for $11,000,000 and recognized a gain on sale of $3,351,000.

                          PACIFIC GULF PROPERTIES INC.

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

10. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share which have been restated to comply with Statement No. 128:

                                        1999                                     1998
                       --------------------------------------   --------------------------------------
                                       WEIGHTED                                 WEIGHTED
                                        AVERAGE      EARNINGS                    AVERAGE      EARNINGS
                        EARNINGS        SHARES         PER       EARNINGS        SHARES         PER
                       (NUMERATOR)   (DENOMINATOR)    SHARE     (NUMERATOR)   (DENOMINATOR)    SHARE
                       -----------   -------------   --------   -----------   -------------   --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS
Income available to
  Common
  shareholders.......    $34,899        20,148        $1.73       $59,997        19,939        $3.01
                                                      =====                                    =====
EFFECT OF DILUTIVE
  SECURITIES
Stock options........                       11                                       31
Restricted stock.....                       98                                       86
Limited partnership
  units..............      1,342           868                      1,024           811
Convertible
  subordinated
  debentures.........        697           470                      1,171           660
Convertible preferred
  stock..............                                               4,856         2,763
                         -------        ------                    -------        ------
DILUTED EPS..........    $36,938        21,595        $1.71       $67,048        24,290        $2.76
                         =======        ======        =====       =======        ======        =====

                                        1997
                       --------------------------------------
                                       WEIGHTED
                                        AVERAGE      EARNINGS
                        EARNINGS        SHARES         PER
                       (NUMERATOR)   (DENOMINATOR)    SHARE
                       -----------   -------------   --------
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS
Income available to
  Common
  shareholders.......    $20,603        13,686        $1.51
                                                      =====
EFFECT OF DILUTIVE
  SECURITIES
Stock options........                       17
Restricted stock.....                       63
Limited partnership
  units..............        172           363
Convertible
  subordinated
  debentures.........
Convertible preferred
  stock..............
                         -------        ------
DILUTED EPS..........    $20,775        14,129        $1.47
                         =======        ======        =====

     Shares of senior cumulative convertible preferred stock, convertible into 2,763,116 shares of common stock, were issued and outstanding during 1999 and 1997 but were not included in computing diluted earnings per share. Including these shares of preferred stock in the computations increases earnings per share $.01, and are therefore considered antidilutive. Convertible subordinated debentures, convertible into 682,000 shares of common stock, were outstanding during 1997, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

                          PACIFIC GULF PROPERTIES INC.

     The Company operates and develops industrial properties and multifamily properties (consisting of active senior and family apartments). The properties generate rental and other income through the leasing of industrial space and apartment units to a diverse base of tenants.

     The Company separately evaluates the performance both of its industrial and multifamily operating segments and allocates resources primarily based on net operating income ("NOI"). NOI is defined by the Company as rental income less rental property expenses. Accordingly, NOI excludes certain expenses such as interest, depreciation and minority interests in consolidated partnerships which are included in the determination of Net Income under generally accepted accounting principles.

     NOI from industrial properties totaled $76,718,000, $59,525,000 and $28,198,000 for the years ended December 31, 1999, 1998 and 1997, respectively. NOI from multifamily properties totaled $16,546,000, $23,107,000 and $20,342,000 for the years ended 1999, 1998 and 1997, respectively.

     All revenues are from external customers and no revenues are generated from transactions between segments. There are no tenants which contributed 10% or more of the Company's total revenues during 1999, 1998 or 1997. Interest expense on debt is not allocated to the segments or individual properties even if such debt is secured by the properties. Certain items in the consolidated statements of operations such as minority interest in consolidated partnerships are not allocated to the properties. Additionally, there is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.

12. SELECTED QUARTERLY DATA (UNAUDITED)

     The following tables set forth the quarterly results of operations of the Company for the years ended December 31, 1999 and 1998:

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
1999
Revenues..........................................  $29,690   $30,864   $31,557   $32,057
Income before gains on sale of real estate........  $ 7,656   $ 8,064   $ 7,685   $ 7,993
Gains on sale of real estate......................  $ 3,351   $ 1,273   $ 1,228   $ 2,620
Income available to common shareholders...........  $ 9,771   $ 8,102   $ 7,677   $ 9,349
Earnings per share:
  Basic...........................................  $  0.49   $  0.41   $  0.38   $  0.46
  Diluted.........................................  $  0.48   $  0.40   $  0.38   $  0.45

1998
Revenues..........................................  $25,318   $27,799   $29,792   $30,220
Income before gains on sale of real estate........  $ 7,415   $ 7,643   $ 7,221   $ 7,282
Gains on sale of real estate......................  $    --   $    --   $ 6,427   $28,865
Income available to common shareholders...........  $ 6,208   $ 6,436   $12,441   $34,912
Earnings per share:
  Basic...........................................  $  0.31   $  0.32   $  0.62   $  1.75
  Diluted.........................................  $  0.31   $  0.32   $  0.58   $  1.51

                                  SCHEDULE III

                          PACIFIC GULF PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                               COSTS
                                                                            CAPITALIZED
                                                    INITIAL COSTS TO       SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                                         COMPANY            ACQUISITION       CARRIED AT CLOSE OF PERIOD
                                                 -----------------------   -------------   ---------------------------------
                                                             BUILDINGS       LAND AND                  BUILDINGS
                                                                AND          BUILDING                     AND
                                   ENCUMBRANCE    LAND     IMPROVEMENTS    IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
                                   -----------   -------   -------------   -------------   -------   -------------   -------
INDUSTRIAL PROPERTIES
CALIFORNIA
Baldwin Industrial Park..........     11,270         999       27,876          1,042         8,155       21,762       29,917
Garden Grove Industrial Center...      5,293       4,230        4,564            973         4,230        5,537        9,767
PGDC -- Etiwanda.................                  5,310       10,801         (6,606)        2,549        6,956        9,505
PGBP -- Rancho Cucamonga.........      3,795       1,610        8,196            898         1,610        9,094       10,704
Crescent Business Center.........                  1,666        3,367            726         1,666        4,093        5,759
Vista Distribution Center........      7,789       3,465        7,896          1,126         3,465        9,022       12,487
PGBP -- Hoover...................                  3,905        3,016          1,193         3,905        4,209        8,114
PGDC -- Bell Ranch Road..........      2,475(d)    1,725        2,041            473         1,725        2,514        4,239
PGBP -- La Mirada................                  1,541        2,057            464         1,541        2,521        4,062
PGBP -- Pacific Park.............      4,425(d)    2,760        4,142            749         2,760        4,891        7,651
PGBP -- North County.............      4,125(d)    2,713        3,625            369         2,713        3,994        6,707
PGBP -- Bay San Marcos...........      2,700(d)    1,827        2,907            132         1,827        3,039        4,866
PGBC -- Escondido................      6,300(d)    3,782        6,614            919         3,782        7,533       11,315
PG Commerce Park -- Eden
 Landing.........................                  2,239        5,107          1,261         2,239        6,368        8,607
PGBP -- San Marcos...............                    825        1,838            406           825        2,244        3,069
PGBP -- Riverview Industrial
 Park............................      4,475(d)    1,147        5,320            846         1,147        6,166        7,313
PGDC -- City of Industry.........      7,406       5,774        2,155          8,427         6,686        9,670       16,356
PGBP -- Miramar..................                     --        7,287            774            --        8,061        8,061
Harbor Business Park.............                  1,924        7,231            683         1,924        7,914        9,838
Harbor Warner Business Park......                  1,299        4,257            409         1,299        4,666        5,965
Woodland Distribution Center.....                  1,824       11,002             82         1,824       11,084       12,908
PGDC -- Chino....................     33,973(f)    2,208        8,483            277         2,208        8,760       10,968
PGDC -- Downey...................           (f)    3,568        8,027            173         3,568        8,200       11,768
PGDC -- Fontana..................           (f)    2,801       11,422             66         2,801       11,488       14,289
PG Warm Springs Industrial
 Park............................           (f)    4,985       12,034            558         4,985       12,592       17,577
PGDC -- Rancho Bernardo..........           (f)    4,737        9,467            384         4,737        9,851       14,588
PG -- Spectrum Center............           (c)       --           --            113            --          113          113
PGDC -- Miramar Village..........           (g)    5,518       10,581          5,507         5,520       16,086       21,606
Concord Busn Park................                  1,593        6,054            541         1,593        6,595        8,188
PG -- Commerce Park Anaheim......                  1,589        5,333            506         1,589        5,839        7,428
PG -- Commerce Park Sacramento...                  2,642       12,928          1,097         2,642       14,025       16,667
PG -- Commerce Park San Tomas....                  6,279       14,694            985         6,279       15,679       21,958
PG -- Commerce Park Sunnyvale....                  2,864       11,482            332         2,864       11,814       14,678
Acacia Busn Center...............                  1,967        7,141             12         1,967        7,153        9,120
PGDC -- Anaheim..................                  2,509        3,630             51         2,509        3,681        6,190
Tower Park.......................                  2,069        7,515          2,675         2,069       10,190       12,259
PGBC -- Fullerton................                  1,197        4,336            217         1,197        4,553        5,750
Bradshaw Busn Center.............      2,725       2,087        6,637            164         2,087        6,801        8,888
Horn Road Busn Park..............                  2,788        6,739            326         2,788        7,065        9,853
PGBP -- Irvine...................                     --        7,020            432            --        7,452        7,452
PGBP -- Cerritos.................                     --        8,485            338            --        8,823        8,823
PGBP -- Montebello...............                  2,338        2,471            125         2,338        2,596        4,934
Norwood Indrl Pk.................                  1,216        3,500            345         1,216        3,845        5,061
Eden Plaza.......................     11,639(e)    2,062        4,617            962         2,062        5,579        7,641
Eden Rock #5.....................           (e)      653        1,462             54           653        1,516        2,169
Eden Rock #9.....................           (e)      653        1,462             52           653        1,514        2,167
Eden Rock #10....................           (e)    2,614        5,847          1,279         2,614        7,126        9,740
PGBP -- Lake Forest..............                  3,555       10,677          1,116         3,555       11,793       15,348
Mountain Ave Busn Park...........                  1,110        4,038            118         1,110        4,156        5,266
Lurline Industrial Park..........                  2,374        5,270            489         2,374        5,759        8,133
PGBP -- Los Alamitos.............                  1,082        6,169            375         1,082        6,544        7,626

                                                                              MAXIMUM
                                                                                LIFE
                                                                              ON WHICH
                                                                            DEPRECIATION
                                                                             IN LATEST
                                                                               INCOME
                                   ACCUMULATED      DATE OF        DATE     STATEMENT IS
                                   DEPRECIATION   CONSTRUCTION   ACQUIRED     COMPUTED
                                   ------------   ------------   --------   ------------
INDUSTRIAL PROPERTIES
CALIFORNIA
Baldwin Industrial Park..........      9,917       1983, 1985      1994       30 Years
Garden Grove Industrial Center...        949             1979      1994       40 Years
PGDC -- Etiwanda.................      1,525             1991      1994       40 Years
PGBP -- Rancho Cucamonga.........      1,842       1987, 1990      1994       40 Years
Crescent Business Center.........        663             1981      1994       40 Years
Vista Distribution Center........      1,756             1990      1994       40 Years
PGBP -- Hoover...................        771             1986      1996       40 Years
PGDC -- Bell Ranch Road..........        224             1981      1996       40 Years
PGBP -- La Mirada................        456             1975      1996       30 Years
PGBP -- Pacific Park.............        556             1988      1996       40 Years
PGBP -- North County.............        486       1987, 1988      1996       40 Years
PGBP -- Bay San Marcos...........        345             1988      1996       40 Years
PGBC -- Escondido................        944          1988-92      1996       40 Years
PG Commerce Park -- Eden
 Landing.........................      1,063          1972-74      1996       30 Years
PGBP -- San Marcos...............        288             1985      1996       30 Years
PGBP -- Riverview Industrial
 Park............................        703             1980      1996       30 Years
PGDC -- City of Industry.........      1,706              n/a      1996            n/a
PGBP -- Miramar..................        756             1981      1996       30 Years
Harbor Business Park.............        795       1974, 1976      1997       40 Years
Harbor Warner Business Park......        491       1974, 1976      1997       40 Years
Woodland Distribution Center.....        808              n/a      1997       40 Years
PGDC -- Chino....................        798             1988      1997       30 Years
PGDC -- Downey...................        721             1988      1997       30 Years
PGDC -- Fontana..................        955             1989      1997       30 Years
PG Warm Springs Industrial
 Park............................      1,109             1980      1997       30 Years
PGDC -- Rancho Bernardo..........        864             1990      1997       30 Years
PG -- Spectrum Center............         --             1989      1999       40 Years
PGDC -- Miramar Village..........      1,143       1980, 1997      1997       30 Years
Concord Busn Park................        577             1989      1997       30 Years
PG -- Commerce Park Anaheim......        405             1972      1997       40 Years
PG -- Commerce Park Sacramento...        800             1972      1997       40 Years
PG -- Commerce Park San Tomas....        906             1972      1997       40 Years
PG -- Commerce Park Sunnyvale....        683             1972      1997       40 Years
Acacia Busn Center...............        511             1980      1997       30 Years
PGDC -- Anaheim..................        202             1961      1997       40 Years
Tower Park.......................        616             1951      1997       40 Years
PGBC -- Fullerton................        259             1979      1997       40 Years
Bradshaw Busn Center.............        487       1988, 1989      1997       30 Years
Horn Road Busn Park..............        537             1988      1997       30 Years
PGBP -- Irvine...................        485             1979      1997       40 Years
PGBP -- Cerritos.................        654             1985      1997       30 Years
PGBP -- Montebello...............        200             1985      1997       30 Years
Norwood Indrl Pk.................        309             1988      1997       30 Years
Eden Plaza.......................        591             1974      1997       40 Years
Eden Rock #5.....................        105             1973      1997       40 Years
Eden Rock #9.....................        109             1973      1997       40 Years
Eden Rock #10....................        643             1973      1997       40 Years
PGBP -- Lake Forest..............        681             1998      1998       40 Years
Mountain Ave Busn Park...........        215             1977      1998       30 Years
Lurline Industrial Park..........        335          1976-78      1998       30 Years
PGBP -- Los Alamitos.............        348             1975      1998       30 Years

                                  SCHEDULE III

                          PACIFIC GULF PROPERTIES INC.
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                               COSTS
                                                                            CAPITALIZED
                                                    INITIAL COSTS TO       SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                                         COMPANY            ACQUISITION       CARRIED AT CLOSE OF PERIOD
                                                 -----------------------   -------------   ---------------------------------
                                                             BUILDINGS       LAND AND                  BUILDINGS
                                                                AND          BUILDING                     AND
                                   ENCUMBRANCE    LAND     IMPROVEMENTS    IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
                                   -----------   -------   -------------   -------------   -------   -------------   -------
Walnut Ave Busn Park.............                  1,686        3,148            153         1,686        3,301        4,987
Madison West Busn Park...........                  2,107        3,789            373         2,107        4,162        6,269
PGBC -- Garden Grove II..........      2,259       6,098        5,625            554         6,098        6,179       12,277
PBGC -- Irvine Cartwright........                  3,803        7,464              8         3,803        7,472       11,275
PGBC -- Tustin...................      9,000          --       19,069            527            --       19,596       19,596
PGDC -- Whittier.................                  2,505        6,625             46         2,505        6,671        9,176
Contra Costa Diablo Busn Park....                  3,243        4,835           (623)        2,765        4,691        7,455
Sierra Trinity Industrial Park...                  8,233       14,873            696         8,233       15,569       23,802
Hesperian Industrial Park........                  3,193        4,877            207         3,193        5,084        8,277
West Sacramento Industrial
 Center..........................                  1,288        5,158            130         1,288        5,288        6,576
Garden Grove Industrial-Hunt
 Ave.............................                  2,920        6,096            154         2,920        6,250        9,170
Hohokam 10 Industrial Park
 East............................                  4,527       10,870            282         4,527       11,152       15,679
Hohokam 10 Industrial Park
 West............................                  1,270        3,039             23         1,270        3,062        4,332
PGBP -- Geneva...................                  1,520        1,588            129         1,520        1,717        3,237
Broadwood Business Center........      6,500       2,333        5,617             23         2,333        5,640        7,973
PGDC -- Las Vegas................      4,365       4,707        9,511          4,520         6,149       12,589       18,738
Seattle Industrial -- 16th
 Avenue..........................                    401        1,028            293           401        1,321        1,722
Seattle Industrial -- South
 200th...........................                    974        2,497            488           974        2,985        3,959
PGBP -- Tukwila..................     11,004       6,684       10,677          3,020         6,684       13,697       20,381
PGDC -- Algona 1.................                  2,490        7,002             30         2,490        7,032        9,522
PGDC -- Algona 2.................                  2,864        5,916          2,781         2,864        8,697       11,561
PGBP -- Airport Busn Center......                  2,910        8,265            432         2,910        8,697       11,607
                                     -------     -------      -------         ------       -------      -------      -------
                                     141,518     185,379      486,389         49,263       191,651      529,380      721,031
                                     -------     -------      -------         ------       -------      -------      -------
MULTIFAMILY
PROPERTIES
Inn @ Laguna Hills...............      4,556       1,798        5,981            567         1,795        6,551        8,345
Terrace Gardens..................      7,837       2,064        8,075            407         2,064        8,482       10,546
Morning View Terrace.............     10,644       4,108       11,059            588         4,182       11,573       15,755
Tyler Springs....................      8,981       2,394       11,064            396         2,394       11,460       13,854
Sunnyside I......................      5,453       1,306        5,448            356         1,331        5,779        7,110
Sunnyside II.....................      1,760         322        2,232            162           326        2,390        2,716
Sunnyside III....................      2,847         385        3,223            199           391        3,416        3,807
Fountains........................      6,277       1,642           --          7,492         1,642        7,492        9,134
Applewood........................         --       6,985       18,581          2,025         6,985       20,606       27,591
Daisy 5..........................      1,253         558        1,466            113           569        1,568        2,137
Daisy 7..........................     10,028       3,958        8,048            831         4,034        8,803       12,837
Daisy 12.........................      3,570       1,695        3,520            332         1,727        3,820        5,547
Daisy 16.........................     11,305       3,856        9,848            831         3,930       10,605       14,535
Daisy 17.........................      6,542       2,390        6,123            621         2,436        6,698        9,134
Lariat...........................      1,155         432        1,312            146           440        1,450        1,890
Daisy 19.........................      6,444       2,273        5,626            577         2,316        6,160        8,476
Daisy 20.........................      7,396       2,654        5,671            701         2,705        6,321        9,026
Raintree.........................      6,695       1,749        4,525            267         1,749        4,792        6,541
                                     -------     -------      -------         ------       -------      -------      -------
                                     102,743      40,569      111,802         16,611        41,014      127,967      168,981
                                     -------     -------      -------         ------       -------      -------      -------
                                     244,261(g)  225,948      598,191         65,874       232,665      657,347      890,012
                                     =======     =======      =======         ======       =======      =======      =======

                                                                              MAXIMUM
                                                                                LIFE
                                                                              ON WHICH
                                                                            DEPRECIATION
                                                                             IN LATEST
                                                                               INCOME
                                   ACCUMULATED      DATE OF        DATE     STATEMENT IS
                                   DEPRECIATION   CONSTRUCTION   ACQUIRED     COMPUTED
                                   ------------   ------------   --------   ------------
Walnut Ave Busn Park.............        215             1990      1998       40 Years
Madison West Busn Park...........        311       1987, 1988      1998       40 Years
PGBC -- Garden Grove II..........        411             1973      1998       30 Years
PBGC -- Irvine Cartwright........        354             1979      1998       30 Years
PGBC -- Tustin...................        969       1974, 1976      1998       30 Years
PGDC -- Whittier.................        258       1959, 1998      1998       40 Years
Contra Costa Diablo Busn Park....        121       1980, 1984      1998       40 Years
Sierra Trinity Industrial Park...        431             1985      1998       40 Years
Hesperian Industrial Park........        133          1981-86      1998       40 Years
West Sacramento Industrial
 Center..........................        143             1981      1998       40 Years
Garden Grove Industrial-Hunt
 Ave.............................        363             1979      1998       40 Years
Hohokam 10 Industrial Park
 East............................        298             1980      1998       40 Years
Hohokam 10 Industrial Park
 West............................         79             1980      1998       40 Years
PGBP -- Geneva...................         10             1981      1999       40 Years
Broadwood Business Center........          3             1986      1999       40 Years
PGDC -- Las Vegas................        534          1976-79      1998       30 Years
Seattle Industrial -- 16th
 Avenue..........................        534             1981      1994       24 Years
Seattle Industrial -- South
 200th...........................      1,275             1981      1994       24 Years
PGBP -- Tukwila..................      2,379          1975-79      1995       40 Years
PGDC -- Algona 1.................        645             1989      1997       30 Years
PGDC -- Algona 2.................        774             1998      1997       40 Years
PGBP -- Airport Busn Center......        213          1979-86      1998       40 Years
                                      ------
                                      53,747
                                      ------
MULTIFAMILY
PROPERTIES
Inn @ Laguna Hills...............        927             1987      1994       40 Years
Terrace Gardens..................        743             1985      1997       30 Years
Morning View Terrace.............        974             1986      1997       30 Years
Tyler Springs....................        793             1987      1997       30 Years
Sunnyside I......................        672             1984      1995       40 Years
Sunnyside II.....................        292             1983      1995       40 Years
Sunnyside III....................        440             1985      1995       40 Years
Fountains........................        417          1997-98      1998       40 Years
Applewood........................      7,588             1972      1994       33 Years
Daisy 5..........................        197          1978-79      1995       40 Years
Daisy 7..........................      1,075             1979      1995       40 Years
Daisy 12.........................        464             1981      1995       40 Years
Daisy 16.........................      1,293             1981      1995       40 Years
Daisy 17.........................        831             1981      1995       40 Years
Lariat...........................        181             1981      1995       40 Years
Daisy 19.........................        778             1983      1995       40 Years
Daisy 20.........................        851             1982      1995       40 Years
Raintree.........................        451             1984      1996       40 Years
                                      ------
                                      18,968
                                      ------
                                      72,715(b)
                                      ======

                                  SCHEDULE III

                          PACIFIC GULF PROPERTIES INC.
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

     (a) The changes in total real estate for the years ended December 31, 1999, 1998 and 1997 area as follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
Balance at beginning of period.......................  $863,188   $700,949   $379,540
Acquisitions developments/improvements...............    32,265    201,160    332,324
Transfer of costs from properties under
  development........................................    18,175     23,746         --
Retirement of Washington family apartments...........              (62,667)        --
Sale of Oregon multifamily property..................                   --    (10,915)
Sale of California multifamily property..............    (8,196)        --         --
Sale of California industrial properties.............   (13,828)        --         --
Sale of Washington industrial property...............    (1,592)        --         --
                                                       --------   --------   --------
Balance at end of period.............................  $890,012   $863,188   $700,949
                                                       ========   ========   ========

     (b) The changes in accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 are as follows:

Balance at beginning of period..........................  $49,776   $39,148   $28,844
Additions -- depreciation expense.......................   25,198    20,386    11,809
Retirement of Washington family apartments..............       --    (9,409)       --
Retirement of Oregon multifamily property...............       --        --    (1,505)
Sale of California industrial properties................     (971)       --        --
Sale of California multifamily property.................     (846)       --        --
Sale of Washington industrial property..................     (442)       --        --
Other...................................................       --      (349)       --
                                                          -------   -------   -------
Balance at end of period................................  $72,715   $49,776   $39,148
                                                          =======   =======   =======

     (c) A portion of this property is currently under development.

     (d) These properties collateralize borrowings under the same mortgage note payable totaling $24,500,000.

     (e) These properties collateralize borrowings under the same mortgage note payable totaling $11,639,000.

     (f) These properties collateralize borrowings under the same mortgage note payable totaling $33,973,000.

     (g) Excludes construction loans of $50,432,000.

                                 EXHIBIT INDEX

 3.1     Articles of Amendment and Restatement of Charter(1)
 3.2     Bylaws(2)
10.1     1999 Long-Term Stock Compensation Plan.
10.2     Employment Contract by and between the Company and Glenn L.
         Carpenter dated September 1, 1998.(1)
10.3     1993 Share Option Plan.
10.4     Amended and Restated Agreement of Limited Partnership of PGP
         Inland Communities, L.P., dated as of August 15, 1995.(3)
10.5 Master Contribution Agreement, dated as of August 15, 1995, regarding formation of PGP Inland Communities, L.P.(3)
10.6     Dividend Reinvestment Plan of the Company dated May 9,
         1995.(4)
10.7     Investment Agreement, dated December 31, 1996, between the
         Company and Five Arrows Realty Securities L.L.C.(5)
10.8     Articles Supplementary, dated January 1997, classifying
         1,351,351 Shares of Preferred Stock as Class A Senior
         Cumulative Convertible Preferred Stock of the Company.(5)
10.9 Operating Agreement, dated January 1997, between the Company and Five Arrows Realty Securities L.L.C.(5)
10.10    Amendment to 1993 Share Option Plan dated May 8, 1996.(6)
10.11    Amendment to 1993 Share Option Plan dated May 7, 1997.(12)
10.12 Investment Agreement, dated May 27, 1997, between Company and Five Arrows Realty Securities L.L.C.(7)
10.13    Articles Supplementary classifying 1,411,765 Shares of
         Preferred Stock as Class B Senior Cumulative Convertible
         Preferred Stock.(7)
10.14 Form of Amended and Restated Agreement and Waiver, between the Company and Five Arrows Realty Securities L.L.C.(7)
10.15    Rights Agreement, dated December 11, 1997, between the
         Company and Harris Trust Company of California, as Rights
         Agent.(8)
10.16    Form of Restricted Stock Agreement.
10.17    Form of Change of Control Agreement.(2)
10.18    Agreement of Limited Partnership of PGP Northern Industrial,
         L.P.(2)
10.19    Agreement of Limited Partnership of Morning View
         Terrace -- PGP, L.P.(2)
10.20    Agreement of Limited Partnership Terrace Gardens -- PGP,
         L.P.(2)
10.21    Agreement of Limited Partnership of PGP Southern Industrial
         II, L.P.(9)
10.22    Credit Agreement among Pacific Gulf Properties Inc., a
         Maryland corporation, as Borrower and Wells Fargo Bank,
         National Association Together with the other Lenders named herein and such other assignees becoming parties hereto pursuant to Section 11.12, as Lenders and Wells Fargo Bank,
         National Association, as Agent dated as of April 9, 1998.(9)
10.23 Purchase Agreement and Escrow Instructions and related amendments between Pacific Gulf Properties Inc. (as seller) and SAP II Originating LLC (as buyer) for the sale of the Northwest Multifamily Properties.(10)
10.24    Amendment to 1993 Share Option Plan dated May 13, 1998.(11)
21.01    Subsidiaries.(4)

23.01    Consent of Ernst & Young LLP
27.00    Financial Data Schedule

---------------
 (1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (2) Incorporated by reference from the Company's Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

 (3) Incorporated by reference from the Company's Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

 (4) Incorporated by reference from the Company's registration statement on Form S-3 (33-92082) filed on May 9, 1995.

 (5) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 14, 1997.

 (6) Incorporated by reference from the Company's Proxy Statement filed on or about April 5, 1996.

 (7) Incorporated by reference form the Company's Current Report on Form 8-K filed on June 26, 1997.

 (8) Incorporated by reference from the Company's registration statement on Form 8-A filed on December 17, 1997.

 (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10) Incorporated by reference from the Company's Current Report on Form 8-K filed on January 7, 1999.

(11) Incorporated by reference from the Company's Proxy Statement filed on or about April 16, 1998.

(12) Incorporated by reference from the Company's Proxy Statement filed on or about April 7, 1997.