Form 10-Q
period 2000-03-31
PACIFIC GULF PROPERTIES INC
filed 2000-05-11
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2000

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

            COMMON STOCK, PAR VALUE $.01 PER SHARE, 20,705,219 SHARES
                       WERE OUTSTANDING AS OF MAY 4, 2000

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


                      Yes [X]                        No [ ]

                          PACIFIC GULF PROPERTIES INC.
                                    FORM 10-Q

PART I: FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
Item 1. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of March 31, 2000 and
               December 31, 1999                                                       1

               Consolidated Statements of Operations for the Three Months Ended
               March 31, 2000 and March 31, 1999                                       2

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2000 and March 31, 1999                          3

               Notes to Financial Statements                                           4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk             10

PART II:       OTHER INFORMATION                                                      11

SIGNATURES                                                                            12

                          PACIFIC GULF PROPERTIES INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                        March 31, 2000    December 31, 1999
                                                                        --------------    -----------------
                                                                          (Unaudited)         (Audited)
ASSETS
Real estate assets
   Operating properties
        Land                                                               $ 231,707          $ 232,665
        Buildings                                                            657,578            657,347
                                                                           ---------          ---------
                                                                             889,285            890,012

Accumulated depreciation                                                     (79,497)           (72,715)
                                                                           ---------          ---------
                                                                             809,788            817,297

Properties under development, including land                                  64,872             52,815
                                                                           ---------          ---------
                                                                             874,660            870,112

Cash and cash equivalents                                                      2,067              2,177

Accounts receivable                                                            4,063              4,005

Other assets                                                                  16,409             15,627
                                                                           ---------          ---------
                                                                           $ 897,199          $ 891,921
                                                                           =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                                              $ 424,457          $ 418,343
Accounts payable and accrued liabilities                                      17,959             17,244
Dividends payable                                                             10,374             10,366
                                                                           ---------          ---------
                                                                             452,790            445,953

Minority partners' interest in consolidated partnerships                      18,049             18,077
Commitments and contingencies                                                     --                 --
Shareholders' equity
   Preferred shares, $.01 par value; 10,000,000 shares authorized;
   2,763,116 Senior Cumulative Convertible Class A shares
   outstanding at March 31, 2000 and December 31, 1999,
   respectively                                                                   28                 28
   Preferred shares, $.01 par value; 300,000 shares authorized;
   Class C Junior Participating Cumulative Preferred Stock; no
   shares outstanding                                                             --                 --
   Common shares, $.01 par value; 100,000,000 shares authorized;
   20,704,495 and 20,685,402 shares outstanding at March 31,
   2000 and December 31, 1999, respectively                                      207                207
   Less: Restricted stock and notes receivable issued
     for common stock                                                         (2,008)            (1,011)

   Additional paid-in capital                                                425,560            424,450
   Retained earnings                                                           2,573              4,217
                                                                           ---------          ---------
                                                                             426,360            427,891
                                                                           ---------          ---------
                                                                           $ 897,199          $ 891,921
                                                                           =========          =========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                   -------         -------
REVENUES
Rental income
        Industrial properties                                      $26,226         $23,330
        Multifamily properties                                       6,704           6,360
                                                                   -------         -------
                                                                    32,930          29,690

EXPENSES
Rental property expenses
        Industrial properties                                        5,814           5,283
        Multifamily properties                                       2,230           2,277
                                                                   -------         -------
                                                                     8,044           7,560

Depreciation                                                         7,261           6,060
Interest (including amortization of debenture discount and
  financing costs of $172 and $213, respectively)                    7,071           6,737
General and administrative expenses                                  1,827           1,380
Minority interest in earnings of consolidated partnerships             302             297
                                                                   -------         -------
                                                                    24,505          22,034
                                                                   -------         -------


INCOME BEFORE GAINS ON SALE OF REAL ESTATE                           8,425           7,656
Gains on sale of real estate                                           891           3,351
                                                                   -------         -------
NET INCOME                                                           9,316          11,007
Less preferred dividend requirements                                 1,264           1,236
                                                                   -------         -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                            $ 8,052         $ 9,771
                                                                   =======         =======

Earnings per share
        Basic                                                      $  0.39         $  0.49
                                                                   =======         =======
        Diluted                                                    $  0.39         $  0.48
                                                                   =======         =======



See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (Unaudited))

                                                                       Three Months Ended March 31
                                                                       ---------------------------
                                                                         2000              1999
                                                                       --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                             $  9,316          $ 11,007

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                           7,261             6,060

   Amortization of debenture discount and financing costs                   172               213

   Gain on sale of real estate                                             (891)           (3,351)

   Minority interests in earnings of consolidated partnerships              302               297

   Compensation recognized related to restricted stock
    issued to employees                                                     104              (299)


   Net increase in other assets                                          (1,491)           (1,857)

   Net increase in liabilities                                              716               923
                                                                       --------          --------

Net cash provided by operating activities                                15,489            12,993
                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition and improvements to properties                               (2,143)           (2,060)

Development expenditures                                                (12,058)          (10,388)

Proceeds from sale of real estate                                         3,762            11,000
                                                                       --------          --------

Net cash used in investing activities                                   (10,439)           (1,448)
                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line of credit                                              6,700            11,400

Repayment of  line of credit                                             (2,000)          (25,250)

Proceeds from mortgage notes payable                                         --             9,000

Repayment of mortgage notes payable                                        (755)             (590)

Proceeds from construction loans                                          3,669             4,130

Repayment of construction loans                                          (1,500)               --

Debentures converted to common shares                                        --              (137)

Issuance of common shares                                                     8               545

Repurchase of treasury stock                                               (586)               --

Minority interest (distributions) contributions                            (330)               27

Dividends paid on common shares                                          (9,102)           (8,608)

Dividends paid on preferred shares                                       (1,264)           (1,236)
                                                                       --------          --------

Net cash used in financing activities                                    (5,160)          (10,719)
                                                                       --------          --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (110)              826

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,177             2,276
                                                                       --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  2,067          $  3,102
                                                                       ========          ========



See accompanying notes

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    INTERIM FINANCIAL STATEMENTS

      Pacific Gulf Properties Inc. was incorporated in Maryland and operates as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. The consolidated financial statements include the accounts of Pacific Gulf Properties Inc. (the "Company") and its consolidated subsidiaries and partnerships, PGP Inland Communities, L.P., PGP Von Karman Properties, PGP-Terrace Gardens Holdings Inc., PGP-Morning View Terrace Holdings Inc., PGP Northern Industrial, L.P. and PGP Southern Industrial II, L.P. (the "Partnerships"). The information furnished has been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.    REAL ESTATE

      In March 2000, the company sold an 11,600 square foot industrial building at its business park located in Irvine, California, for $1,462,000. The net gain recognized was $417,000. In addition, in March 2000, the Company sold a 25,486 square foot industrial building at its business park located in Lake Forest, California for $2,300,000. The net gain recognized was $474,000.

      During the first quarter, the Company acquired a land parcel, containing
      7.80 acres, located in Rancho Santa Margarita, California, for $3,996,000. The Company plans to develop 113,500 square feet of rentable industrial space at this site.

3.    LOANS PAYABLE

      The Company's loans payable at March 31, 2000 and December 31, 1999 consist of the following (in thousands):


                                       2000             1999
                                     --------         --------
Mortgage notes:
  Conventional mortgage debt
    Industrial                       $141,095         $141,519
    Multifamily
      Active Senior                     4,539            4,556
      Family                           33,758           33,853
                                     --------         --------
                                      179,392          179,928
Tax-exempt mortgage debt
  Multifamily
     Active Senior                     43,653           43,799
     Family                            20,461           20,534
                                     --------         --------
                                       64,114           64,333
Construction loans                     52,601           50,432
Unsecured line of credit              128,350          123,650
                                     --------         --------
                                     $424,457         $418,343
                                     ========         ========

4.    SHAREHOLDERS' EQUITY

      The Company has an effective shelf registration statement approved by the Securities and Exchange Commission on April 25, 1998 for securities in the aggregate amount of $300,000,000, covering the proposed issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company, none of which has been issued.

      The Company has a stock rights plan under which the holders of common stock of the Company ("Common Shares") received a dividend of one preferred stock purchase right (a "Right") for each Common Share held on the record date. The Rights shall be separately tradeable and shall be exercisable upon the earliest of: (a) the tenth business day following the date of announcement that any person has become the beneficial owner of 10% or more of the then outstanding voting stock of the Company (such person is a "10% Stockholder" and the date of announcement is the "10% Ownership Date"), (b) the tenth business day following the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would cause any person to become a 10% Stockholder, (c) the first date, on or after the 10% Ownership Date, upon which the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation or in which the outstanding Common Shares are changed into or exchanged for stock or assets of another person, or upon which 50% or more of the Company's consolidated assets or earning power are sold. Upon distribution, the Rights shall be exercisable to purchase at the exercise price, initially $100.00 (the "Exercise Price") (i) one one-hundredth of a share of the Company's Class C Junior Participating Cumulative Preferred Stock, or (ii) after the tenth business day following the 10% Ownership Date, Common Shares with a market value equal to two times the Exercise Price, or (iii) in the event of a merger, business combination or sale of 50% or more of the Company's consolidated assets or earning power, shares of common stock of the surviving company or purchaser, respectively, with an aggregate market value equal to two times the Exercise Price. The Rights shall expire on December 11, 2007, unless earlier redeemed or exchanged.

      In December 1999, the Company's board of directors approved a share repurchase program of 500,000 shares. During January 2000, the Company repurchased and retired 30,000 shares at an average price of $19.46 per share. Retained earnings was reduced for the excess over par value.

      During the three months ended March 31, 2000, the Company issued 719 shares of common stock through its Dividend Reinvestment Program.

      Outstanding restricted stock represents unearned compensation expense related to restricted shares of common stock issued to officers of the Company. Compensation of $104,000 was recognized during the three months ended March 31, 2000.

      Notes receivable issued for common stock result from the exercise of stock options for notes by officers of the Company. The notes are full recourse promissory notes bearing interest at 6.19% to 6.46%. Interest and 10% of the principal balance is payable annually with the balance due upon maturity through 2005.

5.    PER COMMON SHARE DATA

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, in accordance with the Financial Accounting Standards Board Statement No. 128:


                                                      2000                                           1999
                                --------------------------------------------      ---------------------------------------
                                                   Weighted                                        Weighted
                                                    Average         Earnings                       Average       Earnings
                                  Earnings           Shares           Per           Earnings        Shares          Per
                                (Numerator)      (Denominator)       Share        (Numerator)    (Denominator)     Share
                                ============================================      =======================================
BASIC EPS

  Income available to
  common shareholders           $8,052,000          20,603,000        0.39        $ 9,771,000      19,952,000       0.49
                                                                      ====                                          ====

EFFECT OF DILUTIVE
SECURITIES

  Stock options                                          5,000                                         11,000

  Restricted stock                                      86,000                                         95,000

  Limited partnership units        302,000             855,000                        297,000         869,000

  Convertible subordinated
  debentures                            --                  --                         287,00        653,0000

  Convertible preferred stock           --                  --                      1,236,000       2,763,000
                                ----------          ----------                    -----------      ----------
DILUTED EPS                     $8,354,000          21,549,000        0.39        $11,591,000      24,343,000       0.48
                                ==========          ==========        ====        ===========      ==========       ====



      Shares of Senior Cumulative Convertible Preferred Stock, convertible into 2,763,116 shares of Common Stock, were outstanding during 2000 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive.

6.    COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

      On March 16, 2000, the Company declared its quarterly distribution of $.44 per common share covering shares outstanding at March 31, 2000. The distribution was paid on April 14, 2000 to holders of record on April 3, 2000. Assuming the Board continues to declare quarterly distributions, the estimated annual distribution based on this amount would be $1.76.

      Preferred stock dividends of $1,264,000, related to the shares of Class A Preferred Stock outstanding in the fourth quarter of 1999, were paid by the Company on February 14, 2000. Preferred stock dividends of $1,264,000 related to 2,763,116 shares of Class A Preferred Stock have been accrued through March 31, 2000 at the rate of $0.4576 per share per quarter.

7.    INTEREST

      Interest incurred for the three months ended March 31, 2000 and 1999 consists of the following (in thousands):

                                                                       2000             1999
                                                                     -------          -------
Interest incurred                                                    $ 7,652          $ 7,138

Amortization:

       Debenture discount and costs                                       --               30

       Costs related to financing assumed from the Company's
       Predecessor and line of credit costs                               98              109

       Long-term financing costs                                          74               74

Interest capitalized                                                    (753)            (614)
                                                                     -------          -------
Interest expense                                                     $ 7,071          $ 6,737
                                                                     =======          =======

8.    REPORTABLE SEGMENTS

      The Company complies with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 requires public business enterprises to report information regarding reportable operating segments.

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

      NOI from industrial properties totaled $20,412,000 and $18,047,000 for the quarters ended March 31, 2000 and 1999 respectively.

      NOI from multifamily properties totaled $4,474,000 and $4,083,000 for the quarters ended March 31, 2000 and 1999 respectively.

      All revenues are from external customers and no revenues are generated from transactions between segments. There are no tenants who contributed 10% or more of the Company's total revenues during 2000 or 1999. Interest expense on debt is not allocated to the segments or individual properties even if such debt is secured by the properties. Certain items in the consolidated statements of operations such as minority interest in consolidated partnerships are not allocated to the properties. Additionally, there is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the three months ended March 31, 2000 and 1999, together with liquidity and capital resources as of March 31, 2000.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

Industrial rental income increased by $2,896,000, or 12%, from $23,330,000 in 1999 to $26,226,000 in 2000. This increase was attributable to the acquisition of three industrial properties in 1999, the completion of an industrial property previously under development and rental rate increases.

Multifamily rental income increased by $344,000, or 5%, from $6,360,000 in 1999 to $6,704,000 in 2000. This increase was attributable to the rental rate increases offset by the disposition of a multifamily property in the first quarter of 1999.

Industrial rental property expenses increased $531,000, or 10%, from $5,283,000 in 1999 to $5,814,000 in 2000. This increase was attributable to the acquisition and construction of the above referenced industrial parks. Multifamily rental property expenses decreased by $47,000, or 2% from $2,277,000 in 1999 to $2,230,000 in 2000. This decrease was primarily attributable to the disposition of a multifamily property in the first quarter of 1999.

Total depreciation increased by $1,201,000, or 20%, from $6,060,000 in 1999 to $7,261,000 in 2000. This increase was attributable to additional depreciation relating to the industrial properties described above and capital improvements made to rehabilitate existing properties.

Interest expense (including amortization of financing costs) increased by $334,000, or 5%, from $6,737,000 in 1999 to $7,071,000 in 2000. This increase was attributable to an increase in outstanding borrowings due to the acquisitions and construction completed in 1999 and a higher interest rate on the Company's line of credit, offset by a decrease in the outstanding debentures in 1999.

General and administrative expenses increased by $447,000, or 32%, from $1,380,000 in 1999 to $1,827,000 in 2000. This increase was primarily attributable to staff additions, staff retention costs and inflation.

Minority partners' interest in earnings of consolidated partnerships increased $5,000 from $297,000 in 1999 to $302,000 in 2000. Minority interest represents earnings allocated to the minority partners in partnerships in which the Company has controlling general partner interests.

A gain on the sale of real estate in the amount of $891,000 was recorded in 2000 for the sale of two industrial buildings at its business parks totaling 37,086 square feet. The gain on the sale of real estate was $3,351,000 for the 1999 period and related to the disposition of a multifamily property.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a shelf registration statement with the Securities and Exchange Commission for an aggregate amount of $300,000,000 available under the 1998 Shelf Registration Statement.

At March 31, 2000, the Company had $2,067,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, funding from the Company's Line of Credit.

The Company has a $150,000,000 unsecured revolving credit agreement (the "Line of Credit") which matures in April 2001. The interest rate payable under the Line of Credit is based on the leverage level of the Company and at March 31, 2000 is LIBOR plus 1.25%. As of March 31, 2000, the Company had borrowed $128,350,000 under this line.

The Company may acquire additional properties and may seek to fund these acquisitions through proceeds received from a combination of its Line of Credit, dispositions of existing properties, equity offerings or debt financings, but no assurance can be given that any of these transactions will be completed.

In December 1999, the Company's board of directors approved a share repurchase program of 500,000 shares. During January 2000, the Company repurchased and retired 30,000 shares at an average price of $19.46 per share. The Company may seek to fund future stock repurchases through proceeds received from a combination of its Line of Credit, dispositions of existing properties or debt financings, but no assurance can be given that any of these transactions will be completed.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, meeting debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Cash provided by operating activities increased from $12,993,000 for the period ended March 31, 1999 to $15,489,000 for the period ended March 31, 2000. The primary reason for the increase is related to additional rental income due to increases in rental rates and the change in other assets, such as land deposits and pre-acquisition costs, and liabilities, such as security deposits and accrued payables.

Cash used in investing activities increased from $1,448,000 for the period ended March 31, 1999 to $10,439,000 for the period ended March 31, 2000 as a result of increased development expenditures and lower proceeds in 2000 from sales of real estate.

Cash provided by financing activities decreased from $10,719,000 for the period ended March 31, 1999 to $5,160,000 for the period ended March 31, 2000 primarily as a result of a net decrease in borrowings on the Company's Line of Credit and mortgage loans.

The Company continues to own a portfolio of 10 family-style apartment properties consisting of 1,631 units located in Southern California. The Company has entered into contracts with listing brokers to sell all of these properties. There can be no assurance that the Company will actually dispose of such properties, nor can there be any assurance as to the timing of any such dispositions. Any decision by the Company will be subject to numerous factors, including prices offered and the availability of suitable alternate investments for the proceeds of such dispositions.

The remaining 1,438 apartment units are communities designed for active seniors age 55 and older. The Company continues to seek development opportunities for its active senior portfolio of apartment units. If the Company is able to build a significant portfolio of active senior apartment properties in the future, the Company may consider various alternatives to maximize the value of its active senior apartment business, including the possible sale or spin-off of this business. There can be no assurance that this portfolio will grow to a size sufficient to implement any of these alternatives.

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

YEAR 2000 READINESS

In 1999, we completed our remediation and testing with systems with respect to the Year 2000 date change. As a result of our planning and implementation efforts, we experienced no disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We incurred costs of less than $100,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that arise are addressed promptly.

IMPACT OF INFLATION

Substantially all of the Company's leases on its Industrial Properties, which have terms generally ranging from one to five years, contain provisions for rental increases based either on fixed increases or on increases in the Consumer Price Index. All of the Company's leases on its Multifamily Properties are for a period of one year or less. Substantially all of the Company's leases allow at the time of renewal, for adjustments in the rent payable thereunder. Accordingly, management believes the provisions contained in its industrial leases and the nature of its multifamily leases tend to mitigate the adverse impact of inflation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 1999.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1  Financial Data Schedule

(b)     Reports on Form 8-K

        None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.


/s/Glenn L. Carpenter                         /s/Donald G. Herrman
-----------------------------------           ----------------------------------
Glenn L. Carpenter                            Donald G. Herrman
Chairman and Chief Executive Officer          Chief Financial Officer and
                                              Secretary

DATED: May 11, 2000

                                 EXHIBIT INDEX

Exhibit
Number                        Description
------                        -----------
 27.1          Financial Data Schedule