Form 10-Q
period 2000-06-30
PACIFIC GULF PROPERTIES INC
filed 2000-08-14
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    for the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the Transition Period from _________________ to _________________


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


            COMMON STOCK, PAR VALUE $.01 PER SHARE, 21,128,680 SHARES
                      WERE OUTSTANDING AS OF AUGUST 8, 2000

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

                          PACIFIC GULF PROPERTIES INC.

                                    FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999                                                 1

         Consolidated Statements of Operations for the Six
         Months Ended June 30, 2000 and June 30, 1999                      2

         Consolidated Statements of Operations for the Three
         Months Ended June 30, 2000 and June 30, 1999                      3

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and June 30, 1999                      4

         Notes to Financial Statements                                     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       15

PART II: OTHER INFORMATION                                                16

         SIGNATURES                                                       17

                          PACIFIC GULF PROPERTIES INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    June 30, 2000    December 31, 1999
                                                                    -------------    -----------------
                                                                     (Unaudited)        (Audited)
ASSETS

Real estate assets
   Operating properties
        Land                                                          $ 235,307         $ 232,665
        Buildings                                                       675,458           657,347
                                                                      ---------         ---------
                                                                        910,765           890,012

Accumulated depreciation                                                (86,800)          (72,715)
                                                                      ---------         ---------
                                                                        823,965           817,297

Properties under development, including land                             48,360            52,815
                                                                      ---------         ---------
                                                                        872,325           870,112

Cash and cash equivalents                                                 8,598             2,177

Accounts receivable                                                       8,358             4,005

Other assets                                                             16,506            15,627
                                                                      ---------         ---------
                                                                      $ 905,787         $ 891,921
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Loans payable                                                         $ 430,157         $ 418,343
Accounts payable and accrued liabilities                                 18,481            17,244
Dividends payable                                                        10,561            10,366
                                                                      ---------         ---------
                                                                        459,199           445,953

Minority partners' interest in consolidated partnerships                 18,126            18,077

Commitments and contingencies                                                --                --

Shareholders' equity
    Preferred shares, $.01 par value; 10,000,000 shares
      authorized; 2,763,116
    Senior Cumulative Convertible Class A shares outstanding
      at June 30, 2000 and December 31, 1999, respectively                   28                28
    Preferred shares, $.01 par value; 300,000 shares
      authorized; Class C Junior Participating Cumulative
      Preferred Stock; no shares outstanding                                 --                --
    Common shares, $.01 par value; 100,000,000 shares
      authorized; 21,157,878 and 20,685,402 shares outstanding
      at June 30, 2000 and December 31, 1999, respectively                  212               207
    Less: Restricted stock and notes receivable issued for
      common shares                                                      (9,708)           (1,011)
    Additional paid-in capital                                          434,248           424,450
    Retained earnings                                                     3,682             4,217
                                                                      ---------         ---------
                                                                        428,462           427,891
                                                                      ---------         ---------
                                                                      $ 905,787         $ 891,921
                                                                      =========         =========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                    Six Months
                                                                  Ended June 30,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
REVENUES
Rental income
         Industrial properties                                  $53,480    $47,826
         Multifamily properties                                  13,517     12,728
                                                                -------    -------
                                                                 66,997     60,554

EXPENSES
Rental property expenses
         Industrial properties                                   11,566     10,691
         Multifamily properties                                   4,502      4,499
                                                                -------    -------
                                                                 16,068     15,190

Depreciation                                                     14,567     12,379

Interest (including amortization of debenture discount
  and financing costs of $357 and $423, respectively)            14,524     13,553

General and administrative expenses                               3,650      3,119
Minority interest in earnings of consolidated partnerships          604        593
                                                                -------    -------
                                                                 49,413     44,834
                                                                -------    -------

INCOME BEFORE GAINS ON SALE OF REAL ESTATE                       17,584     15,720
Gains on sale of real estate                                      3,415      4,624
                                                                -------    -------
NET INCOME                                                       20,999     20,344
Less preferred dividend requirements                              2,529      2,471
                                                                -------    -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                         $18,470    $17,873
                                                                =======    =======

Earnings per share
         Basic                                                  $  0.89    $  0.90
                                                                =======    =======
         Diluted                                                $  0.88    $  0.88
                                                                =======    =======
DIVIDENDS DECLARED PER COMMON SHARE                             $  0.88    $  0.86

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months
                                                             Ended June 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
REVENUES
Rental income
         Industrial properties                             $27,254    $24,496
         Multifamily properties                              6,813      6,368
                                                           -------    -------
                                                            34,067     30,864
EXPENSES
Rental property expenses
         Industrial properties                               5,752      5,408
         Multifamily properties                              2,272      2,222
                                                           -------    -------
                                                             8,024      7,630

Depreciation                                                 7,306      6,319

Interest (including amortization of debenture discount
  and financing costs of $185 and $210, respectively)        7,453      6,816

General and administrative expenses                          1,823      1,739
Minority interest in earnings of consolidated
  partnerships                                                 302        296
                                                           -------    -------
                                                            24,908     22,800
                                                           -------    -------

INCOME BEFORE GAINS ON SALE OF REAL ESTATE                   9,159      8,064
Gains on sale of real estate                                 2,524      1,273
                                                           -------    -------
NET INCOME                                                  11,683      9,337
Less preferred dividend requirements                         1,265      1,235
                                                           -------    -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                    $10,418    $ 8,102
                                                           =======    =======

Earnings per share
         Basic                                             $  0.50    $  0.41
                                                           =======    =======
         Diluted                                           $  0.49    $  0.40
                                                           =======    =======
DIVIDENDS DECLARED PER SHARE                               $  0.44    $  0.43
                                                           =======    =======

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (Unaudited))

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                             2000             1999
                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                 $ 20,999         $ 20,344

Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                              14,567           12,379
   Amortization of financing costs                              357              423
   Gains on sale of real estate                              (3,415)          (4,624)
   Minority interests in earnings of consolidated
     partnerships                                               604              593
   Compensation recognized related to restricted
     stock issued to employees                                  207             (216)
   Net increase in other assets                              (5,178)          (6,665)
   Net increase (decrease) in liabilities                     1,237           (1,567)
                                                           --------         --------
Net cash provided by operating activities                    29,378           20,667
                                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and improvements to properties                   (6,542)          (2,060)
Development expenditures                                    (19,473)         (13,826)
Proceeds from sale of real estate                            13,132           16,530
                                                           --------         --------
Net cash (used in) provided by investing activities         (12,883)             644
                                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit                                 14,700           18,800
Repayment of  line of credit                                 (6,000)         (29,950)
Proceeds from mortgage notes payable                             --            9,000
Repayment of mortgage notes payable                          (5,762)          (1,194)
Proceeds from construction loans                              8,877            4,912
Debentures converted to common shares                            --             (298)
Issuance of common shares                                         5              797
Purchase of treasury stock                                     (586)              --
Minority interest (distributions) contributions                (554)            (225)
Dividends paid on common shares                             (18,225)         (17,209)
Dividends paid on preferred shares                           (2,529)          (2,471)
                                                           --------         --------
Net cash used in financing activities                       (10,074)         (17,838)
                                                           --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     6,421            3,473
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,177            2,276
                                                           --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  8,598         $  5,749
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

2. REAL ESTATE

In March 2000, the Company sold an 11,600 square foot industrial building and a 25,486 square foot industrial building, for $1,462,000 and $2,300,000 respectively. The Company recognized gains of $891,000 on the sale of the buildings, both of which are located in South Orange County. In April 2000, the Company sold a 107,320 square foot industrial building at its business park located in San Bernardino, California for $2,910,000. The net gain recognized was $274,000. In June 2000, the Company sold a 128,640 square foot industrial park, located in Santa Fe Springs, California for $6,461,000. The net gain recognized was $2,250,000.

During the first quarter of 2000, the Company acquired a land parcel, containing
7.80 acres, located in Rancho Santa Margarita, California, for $3,996,000. The Company plans to develop 113,500 square feet of rentable industrial space at this site.

During the second quarter of 2000, the Company entered into an agreement to sell its portfolio of industrial properties to CalWest Industrial Properties, LLC. The industrial portfolio subject to the agreement is comprised of 72 properties encompassing an aggregate of over 15.0 million leasable square feet of space in California, Washington, Nevada, Arizona and Oregon.

Under the terms of the agreement, the purchase price of approximately $929 million will be comprised of a cash payment and the assumption of approximately $117 million of debt. Approximately $206 million of additional debt will be repaid out of the sale proceeds. The terms of the transaction include the funding of a $25 million escrow deposit by CalWest that may be refundable in limited circumstances. The transaction is subject to the approval of the Company's shareholders.

The Company continues to own a portfolio of 10 family-style apartment properties consisting of 1,631 units located in Southern California. The Company has entered into contracts with listing brokers to sell all of these properties.

The remaining 1,438 apartment units are communities designed for active seniors age 55 and older. The Company continues to seek development opportunities for its active senior portfolio of apartment units. The Company is considering various alternatives to maximize the value of its active senior apartment business, including the possible sale or spin-off of this business.

3. LOANS PAYABLE

The Company's loans payable at June 30, 2000 and December 31, 1999 consist of the following (in thousands):


                                      2000            1999
                                    --------        --------
Mortgage notes:
  Conventional mortgage debt
    Industrial                      $137,925        $141,519
    Multifamily
      Active Senior                    4,522           4,556
      Family                          33,666          33,853
                                    --------        --------
                                     176,113         179,928
Tax-exempt mortgage debt
  Multifamily
     Active Senior                    43,498          43,799
     Family                           20,387          20,534
                                    --------        --------
                                      63,885          64,333

Construction loans                    57,809          50,432
Unsecured line of credit             132,350         123,650
                                    --------        --------
                                    $430,157        $418,343
                                    ========        ========

4. SHAREHOLDERS' EQUITY

The Company has an effective shelf registration statement, on file with the Securities and Exchange Commission, for the public issuance of securities in the aggregate amount of $300,000,000, covering the possible future issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company, none of which have been issued.-

The Company has a stock rights plan under which the holders of common stock of the Company ("Common Shares") received a dividend of one preferred stock purchase right (a "Right") for each Common Share held on the record date. The Rights shall be separately tradeable and shall be exercisable upon the earliest of: (a) the tenth business day following the date of announcement that any person has become the beneficial owner of 10% or more of the then outstanding voting stock of the Company (such person is a "10% Stockholder" and the date of announcement is the "10% Ownership Date"), (b) the tenth business day following the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would cause any person to become a 10% Stockholder, (c) the first date, on or after the 10% Ownership Date, upon which the Company is acquired in a merger or other business combination in which the Company is not the surviving corporation or in which the outstanding Common Shares are changed into or exchanged for stock or assets of another person, or upon which 50% or more of the Company's consolidated assets or earning power are sold. Upon distribution, the Rights shall be exercisable to purchase at the exercise price, initially $100.00 (the "Exercise Price") (i) one one-hundredth of a share of the Company's Class C Junior Participating Cumulative Preferred Stock, or (ii) after the tenth business day following the 10% Ownership Date, Common Shares with a market value equal to two times the Exercise Price, or (iii) in the event of a merger, business combination or sale of 50% or more of the Company's consolidated assets or earning power, shares of common stock of the surviving company or purchaser, respectively, with an aggregate market value equal to two times the Exercise Price. The Rights shall expire on December 11, 2007, unless earlier redeemed or exchanged.

In December 1999, the Company's board of directors approved a share repurchase program of 500,000 shares. During January 2000, the Company repurchased and retired 30,000 shares at an average price of $19.46 per share. Retained earnings was reduced for the excess over par value.

During the six months ended June 30, 2000, the Company issued 1,443 shares of common stock through its Dividend Reinvestment Program.

Outstanding restricted stock represents unearned compensation expense related to restricted shares of common stock issued to officers of the Company. Compensation expense of $207,000 related to restricted stock was recognized during the six months ended June 30, 2000.

Notes receivable issued for common stock result from the exercise of stock options for notes by officers of the Company. The notes bear interest at 6.18% to 6.46% and are payable quarterly. The principal balance of the notes is payable in annual payments equal to 10% of the note amount with the remainder due in 5 years. At June 30, 2000, notes receivable from officers totaled $8,723,000. During the six months ended June 30, 2000, $8,669,000 of notes were received from officers upon the issuance of 431,033 shares of common stock for options exercised.

5. PER COMMON SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, in accordance with the Financial Accounting Standards Board Statement No. 128:


                                                      2000                                       1999
                                   ---------------------------------------   ---------------------------------------
                                                     Weighted                                   Weighted
                                                      Average     Earnings                       Average     Earnings
                                    Earnings          Shares        Per       Earnings           Shares         Per
                                   (Numerator)     (Denominator)   Share     (Numerator)      (Denominator)    Share
                                   -----------     -------------  --------   -----------      -------------  --------
BASIC EPS

  Income available to common
    shareholders                   $18,470,000      20,694,000      $0.89    $17,873,000        19,967,000     $0.90
                                                                    =====                                      =====

EFFECT OF DILUTIVE SECURITIES

  Stock options                                         49,000                                      33,000

  Restricted stock                                      83,000                                      99,000

  Limited partnership units            604,000         854,000                   593,000           871,000

  Convertible subordinated
    debentures                              --              --                   562,000           643,000
                                                                                                        --
  Convertible preferred stock               --              --                        --
                                   -----------      ----------      -----    -----------        ----------    -----
DILUTED EPS                        $19,074,000      21,680,000      $0.88    $19,028,000        21,613,000    $0.88
                                   ===========      ==========      =====    ===========        ==========    =====

Shares of Senior Cumulative Convertible Class A Preferred Stock, convertible into 2,763,116 shares of common stock, were outstanding during 2000 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive.

6.  COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

On June 15, 2000, the Company declared its quarterly distribution of $.44 per common share covering shares outstanding at June 30, 2000. The distribution was paid on July 14, 2000 to holders of record on July 1, 2000. Assuming the Board continues to declare quarterly distributions, the estimated annual distribution based on this amount would be $1.76.

Preferred stock dividends of $1,264,000, related to the shares of Class A Preferred Stock outstanding in the first quarter of 2000, were paid by the Company on May 15, 2000. Preferred stock dividends of $1,265,000 related to 2,763,116 shares of Class A Preferred Stock have been accrued through June 30, 2000 at the rate of $0.4576 per share per quarter.

7. INTEREST

Interest incurred for the six months ended June 30, 2000 and 1999 consists of the following (in thousands):

                                                       2000            1999
                                                    ---------        --------

Interest incurred                                   $ 15,630         $ 14,405

Amortization:

     Debenture discount and costs                         --               62

     Costs related to financing assumed from
       the Company's Predecessor and line of
       credit costs                                      210              212

     Long-term financing costs                           147              149

Interest capitalized                                  (1,463)          (1,275)
                                                    --------         --------
Interest expense                                    $ 14,524         $ 13,553
                                                    ========         ========

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

NOI from industrial properties totaled $41,914,000 and $37,135,000 for the six months ended June 30, 2000 and 1999 respectively.

NOI from multifamily properties totaled $9,015,000 and $8,229,000 for the six months ended June 30, 2000 and 1999 respectively.

NOI from industrial properties totaled $21,502,000 and $19,088,000 for the quarters ended June 30, 2000 and 1999 respectively.

NOI from multifamily properties totaled $4,541,000 and $4,146,000 for the quarters ended June 30, 2000 and 1999 respectively.

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

9. NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 2000, although earlier implementation is allowed. The Company has not yet determined the timing and method of adopting Statement 133 on its financial statements. However, its impact is not expected to be material.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the six months ended June 30, 2000 and 1999, together with liquidity and capital resources as of June 30, 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Industrial rental income increased by $5,654,000, or 12%, from $47,826,000 in 1999 to $53,480,000 in 2000. This increase was primarily attributable to rental rate increases, the acquisition of three industrial properties in 1999 and the completion of two industrial properties previously under development.

Multifamily rental income increased by $789,000, or 6%, from $12,728,000 in 1999 to $13,517,000 in 2000. This increase was attributable to rental rate increases offset by decreases related to the disposition of a multifamily property in the first quarter of 1999.

Industrial rental property expenses increased $875,000, or 8%, from $10,691,000 in 1999 to $11,566,000 in 2000. This increase was attributable to inflation and the acquisition and construction of the above referenced industrial parks. Multifamily rental property expenses increased by $3,000, or .07% from $4,499,000 in 1999 to $4,502,000 in 2000. This increase was primarily attributable to inflation, offset by decreases related to the disposition of a multifamily property in the first quarter of 1999.

Total depreciation increased by $2,188,000, or 18%, from $12,379,000 in 1999 to $14,567,000 in 2000. This increase was attributable to additional depreciation relating to the industrial properties described above and capital improvements related to leasing.

Interest expense (including amortization of financing costs) increased by $971,000, or 7%, from $13,553,000 in 1999 to $14,524,000 in 2000. This increase was attributable to an increase in outstanding borrowings due to the acquisitions and construction completed in 1999, a higher interest rate on the Company's line of credit, offset by a decrease in the outstanding debentures in 1999.

General and administrative expenses increased by $531,000, or 17%, from $3,119,000 in 1999 to $3,650,000 in 2000. This increase was primarily attributable to staff additions, staff retention costs and inflation.

Minority partners' interest in earnings of consolidated partnerships increased $11,000 from $593,000 in 1999 to $604,000 in 2000. Minority interest represents earnings allocated to the minority partners in partnerships in which the Company has controlling general partner interests.

A gain on the sale of real estate in the amount of $3,415,000 was recorded in 2000 for the sale of three industrial buildings at its business parks totaling 144,406 square feet and one industrial property totaling 128,640 square feet. The gain on the sale of real estate was $4,624,000 for the 1999 period and related to the disposition of a multifamily property, one industrial property totaling 91,200 square feet and a 1.05 acre parcel of land.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

Industrial rental income increased by $2,758,000, or 11%, from $24,496,000 in 1999 to $27,254,000 in 2000. This increase was attributable to the completion of two industrial properties previously under development and rental rate increases in 2000, offset by the sale of two industrial properties in 1999.

Multifamily rental income increased by $445,000, or 7%, from $6,368,000 in 1999 to $6,813,000 in 2000. This increase was attributable to the rental rate increases.

Industrial rental property expenses increased $344,000 or 6%, from $5,408,000 in 1999 to $5,752,000 in 2000. This increase was attributable primarily to inflation and the acquisition and construction of the above referenced industrial parks. Multifamily rental property expenses increased by $50,000, or 2% from $2,222,000 in 1999 to $2,272,000 in 2000. This increase was primarily attributable to inflation in 2000.

Total depreciation increased by $987,000, or 16%, from $6,319,000 in 1999 to $7,306,000 in 2000. This increase was attributable to additional depreciation relating to the industrial properties described above and capital improvements related to leasing.

Interest expense (including amortization of financing costs) increased by $637,000, or 9%, from $6,816,000 in 1999 to $7,453,000 in 2000. This increase was attributable to an increase in outstanding borrowings due to the acquisitions and construction completed in 1999, a higher interest rate on the Company's line of credit, offset by a decrease in the outstanding debentures in 1999.

General and administrative expenses increased by $84,000, or 5%, from $1,739,000 in 1999 to $1,823,000 in 2000. This increase was primarily attributable to staff additions, staff retention costs and inflation.

Minority partners' interest in earnings of consolidated partnerships increased $6,000 from $296,000 in 1999 to $302,000 in 2000. Minority interest represents earnings allocated to the minority partners in partnerships in which the Company has controlling general partner interests.

A gain on the sale of real estate in the amount of $2,524,000 was recorded in 2000 for the sale of three industrial buildings at its business parks totaling 144,406 square feet and one industrial property totaling 128,640 square feet. The gain on the sale of real estate was $1,273,000 for the 1999 period and related to the disposition of a multifamily property.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a shelf registration statement on file with the Securities and Exchange Commission for the public issuance of securities in the aggregate amount of $300,000,000 covering the possible future issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company, none of which have been issued.

At June 30, 2000, the Company had $8,598,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, funding from the Company's Line of Credit.

The Company has a $150,000,000 unsecured revolving credit agreement (the "Line of Credit") which matures in April 2001. The interest rate payable under the Line of Credit is based on the leverage level of the Company and at June 30, 2000 was LIBOR plus 1.25%. As of June 30, 2000, the Company had borrowed $132,350,000 under this line.

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

Cash provided by operating activities increased from $20,667,000 for the period ended June 30, 1999 to $29,378,000 for the period ended June 30, 2000. The primary reason for the increase is related to additional rental income due to increases in rental rates and the change in other assets, such as land deposits and pre-acquisition costs, and liabilities, such as security deposits and accrued payables.

Cash provided by investing activities decreased from $644,000 for the period ended June 30, 1999 to ($12,885,000) for the period ended June 30, 2000 as a result of increased development expenditures and lower proceeds in 2000 from sales of real estate.

Cash provided by financing activities decreased from $17,838,000 for the period ended June 30, 1999 to $10,074,000 for the period ended June 30, 2000 primarily as a result of a net decrease in borrowings on the Company's Line of Credit and mortgage loans.

During the second quarter of 2000, the Company entered into an agreement to sell its portfolio of industrial properties to CalWest Industrial Properties, LLC.

The industrial portfolio subject to the agreement is comprised of 72 properties encompassing an aggregate of over 15.0 million leasable square feet of space in California, Washington, Nevada, Arizona, and Oregon.

Under the terms of the agreement, the purchase price of approximately $929 million will be comprised of a cash payment and the assumption of approximately $117 million of debt. Approximately $206 million of additional debt will be repaid out of the sale proceeds. The terms of the transaction include the funding of a $25 million deposit by CalWest into an escrow account not held by the Company that may be refundable in limited circumstances. The transaction is expected to close in the fall of 2000, subject to the approval of the Company's shareholders. Accordingly, there can be no assurance that the Company will actually dispose of such properties.

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

The remaining 1,438 apartment units are communities designed for active seniors age 55 and older. The Company continues to seek development opportunities for its active senior portfolio of apartment units. The Company is considering various alternatives to maximize the value of its active senior apartment business, including the possible sale or spin-off of this business.

If all of the industrial and family style multi-family properties are sold as planned, Pacific Gulf Properties expects to make a cash distribution to shareholders in the fourth quarter of 2000 of up to $26.00 per share from the sale proceeds. CalWest's due diligence review may result in a reduction of the transaction's aggregate value, or a partial deferral in its payment, as well as Pacific Gulf Properties' expenditures to remedy identified problems. These adjustments, deferrals and expenditures, together with the Company's establishment of reserves for contingent liabilities, will affect the amount and timing of distributions to Pacific Gulf's shareholders.

Subsequent additional distributions to shareholders may be made if and when additional funds are available.

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospectus" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial and multifamily properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

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

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit 27    Financial Data Schedule

         (b) Reports on Form 8-K

             During the quarter ended June 30, 2000, the Company filed a report on Form 8-K, dated June 20, 2000, describing under Item 5 the execution of an agreement to sell its portfolio of industrial properties.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PACIFIC GULF PROPERTIES INC.


/s/ Glenn L. Carpenter                    /s/ Donald G. Herrman
-------------------------------------     -------------------------------------
Glenn L. Carpenter                        Donald G. Herrman
Chairman and Chief Executive Officer      Chief Financial Officer and Secretary


DATED: August 14, 2000

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
          27                Financial Data Schedule