Form 10-Q
period 2000-09-30
PACIFIC GULF PROPERTIES INC
filed 2000-11-14
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2000

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

           COMMON STOCK, PAR VALUE $.01 PER SHARE, 21,346,858 SHARES
                    WERE OUTSTANDING AS OF NOVEMBER 10, 2000

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

                          PACIFIC GULF PROPERTIES INC.
                                    FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999                                                  1

         Consolidated Statements of Operations for the Nine
         Months Ended September 30, 2000 and September 30, 1999             2

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 2000 and September 30, 1999             3

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and September 30, 1999             4

         Notes to Financial Statements                                      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        14

PART II: OTHER INFORMATION                                                 15

         SIGNATURES                                                        16

                          PACIFIC GULF PROPERTIES INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       September 30,     December 31,
                                                                           2000              1999
                                                                       -------------     ------------
                                                                        (Unaudited)        (Audited)
ASSETS
Real estate assets
   Operating properties
        Land                                                             $ 229,134         $ 232,665
        Buildings                                                          658,311           657,347
                                                                         ---------         ---------
                                                                           887,445           890,012

Accumulated depreciation                                                   (84,097)          (72,715)
                                                                         ---------         ---------
                                                                           803,348           817,297

Properties held for sale                                                    34,778                --
Properties under development, including land                                50,237            52,815
                                                                         ---------         ---------
                                                                           888,363           870,112

Cash and cash equivalents                                                    4,284             2,177

Accounts receivable                                                          6,215             4,005

Other assets                                                                18,315            15,627
                                                                         ---------         ---------
                                                                         $ 917,177         $ 891,921
                                                                         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                                            $ 437,273         $ 418,343
Accounts payable and accrued liabilities                                    21,893            17,244
Dividends payable                                                           10,654            10,366
                                                                         ---------         ---------
                                                                           469,820           445,953

Minority partners' interest in consolidated partnerships                    16,426            18,077
Commitments and contingencies                                                   --                --
Shareholders' equity
  Preferred shares, $.01 par value; 10,000,000 shares
    authorized; 2,763,116 Senior Cumulative Convertible
    Class A shares outstanding at September 30, 2000 and
    December 31,
    1999, respectively                                                          28                28
  Preferred shares, $.01 par value; 300,000 shares
    authorized; Class C Junior Participating Cumulative
    Preferred Stock; no shares outstanding                                      --                --
  Common shares, $.01 par value; 100,000,000 shares authorized;
    21,340,608 and 20,685,402 shares outstanding at September 30,
    2000 and December 31, 1999, respectively                                   214               207
    Less: Restricted stock and notes receivable issued for
          common shares                                                    (11,105)           (1,011)
     Additional paid-in capital                                            439,171           424,450
     Retained earnings                                                       2,623             4,217
                                                                         ---------         ---------
                                                                           430,931           427,891
                                                                         ---------         ---------
                                                                         $ 917,177         $ 891,921
                                                                         =========         =========

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------        -------
REVENUES
Rental income
         Industrial properties                                    $ 81,352        $72,812
         Multifamily properties                                     20,577         19,299
                                                                  --------        -------
                                                                   101,929         92,111

EXPENSES
Rental property expenses
         Industrial properties                                      17,439         16,187
         Multifamily properties                                      6,754          6,941
                                                                  --------        -------
                                                                    24,193         23,128

Depreciation                                                        22,104         19,067

Interest (including amortization of financing costs
  of $532 and $633, respectively)                                   21,925         20,518

General and administrative expenses                                  5,661          5,026
Minority interest in earnings of consolidated partnerships             896            967
                                                                  --------        -------
                                                                    74,779         68,706
                                                                  --------        -------
INCOME BEFORE GAIN ON SALES OF REAL ESTATE                          27,150         23,405
Gain on sales of real estate                                         3,431          5,852
                                                                  --------        -------
NET INCOME                                                          30,581         29,257
Less preferred dividend requirements                                 3,793          3,707
                                                                  --------        -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $ 26,788        $25,550
                                                                  ========        =======

Earnings per share
         Basic                                                    $   1.28        $  1.28
                                                                  ========        =======
         Diluted                                                  $   1.27        $  1.26
                                                                  ========        =======
DIVIDENDS DECLARED PER COMMON SHARE                               $   1.32        $  1.29
                                                                  ========        =======

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                  ----------------------
                                                                   2000           1999
                                                                  -------        -------
REVENUES
Rental income
         Industrial properties                                    $27,872        $24,986
         Multifamily properties                                     7,060          6,571
                                                                  -------        -------
                                                                   34,932         31,557

EXPENSES
Rental property expenses
         Industrial properties                                      5,873          5,496
         Multifamily properties                                     2,252          2,442
                                                                  -------        -------
                                                                    8,125          7,938

Depreciation                                                        7,537          6,688

Interest (including amortization of financing costs
  of $175 and $210, respectively)                                   7,401          6,965

General and administrative expenses                                 2,011          1,907
Minority interest in earnings of consolidated partnerships            292            374
                                                                  -------        -------
                                                                   25,366         23,872
                                                                  -------        -------

INCOME BEFORE GAIN ON SALES OF REAL ESTATE                          9,566          7,685
Gain on sales of real estate                                           16          1,228
                                                                  -------        -------
NET INCOME                                                          9,582          8,913
Less preferred dividend requirements                                1,264          1,236
                                                                  -------        -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $ 8,318        $ 7,677
                                                                  =======        =======
Earnings per share
         Basic                                                    $  0.39        $  0.38
                                                                  =======        =======
         Diluted                                                  $  0.39        $  0.38
                                                                  =======        =======
DIVIDENDS DECLARED PER SHARE                                      $  0.44        $  0.43
                                                                  =======        =======

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited))

                                                           Nine Months Ended
                                                             September 30,
                                                      ---------------------------
                                                          2000             1999
                                                      --------------     --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              $ 30,581         $ 29,257

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation                                            22,104           19,067

  Amortization of financing costs                            532              633

  Gain on sales of real estate                            (3,431)          (5,852)

  Minority interests in earnings of consolidated
    partnerships                                             896              967

  Compensation recognized related to restricted
    stock and options issued to employees                    417              (93)

  Net increase in other assets                            (2,095)          (6,322)

  Net increase in liabilities                              3,385            1,357
                                                        --------         --------
Net cash provided by operating activities                 52,389           39,014
                                                        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition and improvements to properties               (10,991)         (11,518)

Development expenditures                                 (41,640)         (22,666)
Proceeds from sale of real estate                         16,582           19,280
                                                        --------         --------
Net cash used in investing activities                    (36,049)         (14,904)
                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line of credit                              27,100           27,300

Repayment of  line of credit                             (16,200)         (36,950)

Proceeds from mortgage notes payable                          --            9,000

Repayment of mortgage notes payable                       (6,556)          (1,805)

Proceeds from construction loans                          14,586            6,015

Issuance of common shares                                      7              271

Purchase of treasury stock                                  (586)              --

Minority interest distributions                           (2,547)            (655)

Dividends paid on common shares                          (27,508)         (25,848)

Dividends paid on preferred shares                        (2,529)          (2,472)
                                                        --------         --------

Net cash used in financing activities                    (14,233)         (25,144)
                                                        --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  2,107           (1,034)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,177            2,276
                                                        --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  4,284         $  1,242
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

2. REAL ESTATE

Operating Properties

Industrial Properties

During the first quarter of 2000, the Company acquired a land parcel containing
7.80 acres in Rancho Santa Margarita, California for $3,396,000. The Company plans to develop 113,500 square feet of rentable industrial space at this site.

In March 2000, the Company sold an 11,600 square foot industrial building and a 25,486 square foot industrial building, for $1,462,000 and $2,300,000 respectively. The Company recognized a total gain of $891,000 on the sale of the buildings, both of which are located in South Orange County. In May 2000, the Company sold a 107,320 square foot industrial building at its business park located in San Bernardino, California for $2,910,000. The net gain recognized was $274,000. In June 2000, the Company sold a 128,640 square foot industrial park, located in Santa Fe Springs, California for $6,460,000. The net gain recognized was $2,222,000. In July 2000, the Company sold an 89,760 square foot industrial building at its business park located in Downey, California for $3,450,000. The net gain recognized was $16,000.

During the second quarter of 2000, pursuant to a definitive purchase agreement as amended, the Company contracted to sell its portfolio of 72 industrial properties containing approximately 14.9 million square feet of industrial space to CalWest Industrial Properties LLC (CalWest). The transaction was unanimously approved by the Company's board of directors on June 19, 2000. On November 9, 2000, at a special meeting of shareholders, the shareholders of the Company approved the sale of the industrial portfolio to CalWest, as well as the sale of Company's remaining assets and subsequent liquidation and dissolution (see Note
10). The Company anticipates that 67 of the industrial properties with an aggregate cost basis of $634.8 million at September 30, 2000 will be sold at an initial closing. The aggregate sales price for these 67 properties will be $856.9 million. Of the remaining five industrial properties under contract with CalWest, one has been excluded from the sale and four properties may require additional remediation before sale or may be deleted from the sale.

Multifamily Properties

During the third quarter of 2000, the Company acquired three land parcels. In July 2000, the Company acquired a land parcel containing 5.24 acres in Laguna Niguel, California for $3,964,000. In August 2000, the Company acquired a land parcel containing .81 acre located in Pasadena, California for $2,230,000. In September 2000, the Company acquired a land parcel containing 8.3 acres located in Huntington Beach, California for $7,200,000. The Company plans to develop 533 apartment units designed for active seniors 55 years or better on these sites.

At September 30, 2000, the Company owned 10 family style apartment properties containing 1631 units including 4 properties that were held for sale as discussed below. The Company also owns 8 apartment rental properties designed for active seniors containing 1,438 units and 6 properties on which 1,202 units are under development. The Company has pending sales on seven of these rental properties which include 5 family style and 2 active senior apartment properties for an aggregate sale price of $62.0 million. Such transactions remain subject to several conditions and there can be no assurance that they will close. The Company has not entered into definitive agreements for the sale of its remaining properties.

Real Estate Held For Sale

At September 30, 2000, real estate held for sale consists of four family style apartment properties containing 694 units with an aggregate cost basis of $34.8 million. Subsequent to September 30, 2000, the Company closed the sale of these properties receiving an aggregate sales price of $60.5 million in cash.

3. LOANS PAYABLE

The Company's loans payable at September 30, 2000 and December 31, 1999 consist of the following (in thousands):

                                          2000                     1999
                                        --------                 --------
Mortgage notes
  Conventional mortgage debt
    Industrial properties               $137,474                 $141,519
    Multifamily properties
      Active Senior                        4,504                    4,556
      Family style                        33,575                   33,853
                                        --------                 --------
                                         175,553                  179,928
Tax-exempt mortgage debt
  Multifamily properties
     Active Senior                        43,341                   43,799
     Family style                         20,311                   20,534
                                        --------                 --------
                                          63,652                   64,333

Construction loans                        63,518                   50,432
Unsecured line of credit                 134,550                  123,650
                                        --------                 --------
                                        $437,273                 $418,343
                                        ========                 ========

4. SHAREHOLDERS' EQUITY

   The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for the public issuance of securities in the aggregate amount of $300,000,000, covering the possible future issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company, none of which have been issued. Based on the shareholders' approval on November 9, 2000 of the sale of the Company's assets and subsequent liquidation and dissolution, no future issuances of securities under the Company's shelf registration will be made.

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

   During the nine months ended September 30, 2000, the Company issued 2,245 shares of common stock through its Dividend Reinvestment Program.

   Outstanding restricted stock represents unearned compensation expense related to restricted shares of common stock issued to officers of the Company. Compensation expense of $417,000 related to restricted stock was recognized during the nine months ended September 30, 2000.

   Notes receivable issued for common stock result from the exercise of stock options by officers of the Company. The notes are recourse instruments that bear interest ranging from 5.87% to 6.46% payable quarterly. The principal balance of the notes is payable in annual payments equal to 10% of the note amount with the remainder due in 5 years. At September 30, 2000, notes receivable issued for common stock totaled $10,174,000. During the nine months ended September 30, 2000, $10,120,086 of notes were received from officers upon the issuance of 498,924 shares of common stock for options exercised.

5. PER COMMON SHARE DATA

   The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, in accordance with the Financial Accounting Standards Board Statement No. 128:

                                                         2000                                                1999
                                  ----------------------------------------------      ------------------------------------------
                                                       Weighted                                            Weighted
                                                       Average          Earnings                            Average
                                    Earnings            Shares            Per          Earnings              Shares         Per
                                  (Numerator)        (Denominator)       Share        (Numerator)        (Denominator)     Share
                                  -----------        -------------      --------      -----------        -------------     -----
BASIC EPS

  Income available to common
  shareholders                    $26,788,000          20,854,000          $1.28      $25,550,000          20,037,000      $1.28
                                                                           =====                                            =====

EFFECT OF DILUTIVE SECURITIES

  Stock options                                            60,000                                              35,000

  Restricted stock                                         81,000                                              98,000

  Limited partnership units           896,000             843,000                         967,000             870,000


DILUTED EPS                       $27,684,000          21,838,000          $1.27      $26,517,000          21,040,000      $1.26
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

6. COMMON SHARE DISTRIBUTIONS AND PREFERRED STOCK DIVIDENDS

   On September 14, 2000, the Company declared a quarterly distribution of $.44 per common share and has accrued $9,390,000 in dividends payable to common shareholders at September 30, 2000. The distribution was paid on October 16, 2000 to shareholders of record on October 1, 2000.

   Preferred stock dividends of $1,264,000, related to the shares of Senior Cumulative Convertible Class A Preferred Stock outstanding in the second quarter of 2000, were paid by the Company on August 15, 2000. Preferred stock dividends of $1,264,000 related to 2,763,116 shares of Class A Preferred Stock have been accrued through September 30, 2000 at the rate of $0.4576 per share per quarter.

7. INTEREST

   Interest incurred for the nine months ended September 30, 2000 and 1999 consists of the following (in thousands):

                                                 2000             1999
                                               --------         --------

Interest incurred                              $ 23,567         $ 21,738

Amortization:

         Debenture discount and costs                --               83

         Line of credit financing costs             311              327

         Long-term financing costs                  221              222

Interest capitalized                             (2,174)          (1,852)
                                               --------         --------
Interest expense                               $ 21,925         $ 20,518
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

   NOI from industrial properties totaled $63,913,000 and $56,625,000 for the nine months ended September 30, 2000 and 1999 respectively.

   NOI from multifamily properties totaled $13,823,000 and $12,358,000 for the nine months ended September 30, 2000 and 1999 respectively.

   NOI from industrial properties totaled $21,999,000 and $19,490,000 for the quarters ended September 30, 2000 and 1999 respectively.

   NOI from multifamily properties totaled $4,808,000 and $4,129,000 for the quarters ended September 30, 2000 and 1999 respectively.

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

9. NEW PRONOUNCEMENTS

   In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after September 15, 2000, although earlier implementation is allowed. The Company has not yet determined the timing and method of adopting Statement 133 on its financial statements. However, its impact is not expected to be material.

10. SUBSEQUENT EVENT

   On November 9, 2000 at a special meeting of shareholders, the Company's shareholders approved the sale of its industrial property portfolio to CalWest Industrial Properties, LLC (see Note 2) as well as the sale of the Company's remaining assets and subsequent liquidation and dissolution. Both proposals received the required vote of a majority of all outstanding voting shares of the Company's common and preferred stock.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the consolidated financial statements of the Company for the nine months ended September 30, 2000 and 1999, together with liquidity and capital resources as of September 30, 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Industrial rental income increased by $8,540,000, or 12%, from $72,812,000 in 1999 to $81,352,000 in 2000. This increase was primarily attributable to rental rate increases, the acquisition of three industrial properties in 1999 and the completion of four industrial properties previously under development in 2000.

Multifamily rental income increased by $1,278,000, or 7%, from $19,299,000 in 1999 to $20,577,000 in 2000. This increase was attributable to rental rate increases offset by decreases related to the disposition of a multifamily property in the first quarter of 1999.

Industrial rental property expenses increased $1,252,000, or 8%, from $16,187,000 in 1999 to $17,439,000 in 2000. This increase was attributable to inflation and the acquisition and construction of the above referenced industrial parks. Multifamily rental property expenses decreased by $187,000, or 3% from $6,941,000 in 1999 to $6,754,000 in 2000. This decrease was primarily attributable to the disposition of a multifamily property in the first quarter of 1999.

Total depreciation increased by $3,037,000, or 16%, from $19,067,000 in 1999 to $22,104,000 in 2000. This increase was attributable to additional depreciation relating to the industrial properties described above and capital improvements related to leasing.

Interest expense (including amortization of financing costs) increased by $1,407,000, or 7%, from $20,518,000 in 1999 to $21,925,000 in 2000. This increase was attributable to an increase in outstanding borrowings due to the acquisitions and construction completed in 1999, a higher interest rate on the Company's line of credit, offset by a decrease in the outstanding debentures in 1999.

General and administrative expenses increased by $635,000, or 13%, from $5,026,000 in 1999 to $5,661,000 in 2000. This increase was primarily attributable to staff additions, staff retention costs and inflation.

Minority partners' interest in earnings of consolidated partnerships decreased $71,000 from $967,000 in 1999 to $896,000 in 2000. Minority interest represents earnings allocated to the minority partners in partnerships in which the Company has controlling general partner interests.

Gain on the sales of real estate in the amount of $3,431,000 was recorded for the nine months ended September 30, 2000 from the sale of four industrial buildings at its business parks containing 234,166 square feet and one industrial property containing 128,640 square feet. The gain on the sales of real estate for the 1999 period was $5,852,000 and related to the disposition of a multifamily property, two industrial properties containing 133,440 square feet and a 1.05 acre parcel of land.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Industrial rental income increased by $2,886,000, or 12%, from $24,986,000 in 1999 to $27,872,000 in 2000. This increase was attributable to the completion of three industrial properties previously under development and rental rate increases in 2000, offset by the sale of two industrial properties in 1999.

Multifamily rental income increased by $489,000, or 7%, from $6,571,000 in 1999 to $7,060,000 in 2000. This increase was attributable to the rental rate increases.

Industrial rental property expenses increased $377,000 or 7%, from $5,496,000 in 1999 to $5,873,000 in 2000. This increase was attributable primarily to inflation and the acquisition and construction of the above referenced industrial parks. Multifamily rental property expenses decreased by $190,000, or 8% from $2,442,000 in 1999 to $2,252,000 in 2000. This decrease was primarily attributable to reductions in on site personnel and tighter cost control.

Total depreciation increased by $849,000, or 13%, from $6,688,000 in 1999 to $7,537,000 in 2000. This increase was attributable to additional depreciation relating to the industrial properties described above and capital improvements related to leasing.

Interest expense (including amortization of financing costs) increased by $436,000, or 6%, from $6,965,000 in 1999 to $7,401,000 in 2000. This increase was attributable to an increase in outstanding borrowings due to the acquisitions and construction completed in 1999, a higher interest rate on the Company's line of credit, offset by a decrease in the outstanding debentures in 1999.

General and administrative expenses increased by $104,000, or 5%, from $1,907,000 in 1999 to $2,011,000 in 2000. This increase was primarily attributable to staff additions, staff retention costs and inflation.

Minority partners' interest in earnings of consolidated partnerships decreased $82,000 from $374,000 in 1999 to $292,000 in 2000. Minority interest represents earnings allocated to the minority partners in partnerships in which the Company has controlling general partner interests.

A gain on the sale of real estate in the amount of $16,000 was recorded in the third quarter 2000 for the sale of an industrial building totaling 89,760 square feet. The gain on the sale of real estate was $1,228,000 for the 1999 period and related to the disposition of a multifamily property and an industrial property totaling 42,240 square feet.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $4,284,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations, existing working capital and, if necessary, funding from the Company's line of credit.

The Company has a $150,000,000 unsecured revolving credit agreement (the "Line of Credit") which matures in April 2001. The interest rate payable under the Line of Credit is based on the leverage level of the Company and at September 30, 2000 was LIBOR plus 1.25%. As of September 30, 2000, the Company had borrowed $134,550,000 under this line.

The Company also has a shelf registration statement on file with the Securities and Exchange Commission for the public issuance of securities in the aggregate amount of $300,000,000 covering the possible future issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company, none of which have been issued. Based on the shareholders' approval on November 9, 2000, of the sale of the Company's assets and subsequent liquidation and dissolution, no future issuances of securities under the Company's shelf registration will be made.

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

Cash provided by operating activities increased from $39,014,000 for the period ended September 30, 1999 to $52,389,000 for the period ended September 30, 2000. The increase is primarily due to additional rental income related to increases in rental rates

Cash used in investing activities increased from $14,904,000 for the period ended September 30, 1999 to $36,049,000 for the period ended September 30, 2000 as a result of increased development expenditures and reduced proceeds from sales of real estate in 2000.

Cash used in financing activities decreased from $25,144,000 for the period ended September 30, 1999 to $14,233,000 for the period ended September 30, 2000 primarily as a result of a net increase in borrowings primarily on construction loans and mortgage loans.

During the second quarter of 2000, pursuant to a definitive purchase agreement as amended, the Company contracted to sell its portfolio of 72 industrial properties containing approximately 14.9 million square feet of industrial space to CalWest Industrial Properties LLC (CalWest). In connection with the agreement, CalWest made a $25 million deposit into an escrow account not held by the Company which may be refundable under circumstances enumerated in the purchase agreement. On June 19, 2000, the transaction was unanimously approved by the Company's board of directors. In addition, on November 9, 2000, at a special meeting of shareholders, the shareholders of the Company approved the sale of the industrial portfolio to CalWest, as well as the sale of the Company's remaining assets and subsequent liquidation and dissolution of the Company.

The Company presently anticipates that 67 of the industrial properties with an aggregate cost basis of $634.8 million at September 30, 2000 will be sold at an initial closing. The aggregate sales price for these 67 properties will be $856.9 million. Of the remaining five industrial properties under contract with CalWest, one has been excluded from the sale and four properties may require additional remediation before sale or may be deleted from the sale. In connection with the initial closing, CalWest will assume $103.9 million of indebtedness associated with the properties and $212.3 million of additional debt will be repaid, including the outstanding balance on the Company's line of credit. Following the sale and the payment of the outstanding balance of the Company's line of credit, the line of credit will be terminated. Also, after the sale, the Company does not expect to pay any future regular quarterly dividends, but will make special distributions of proceeds from sales of its assets. The timing and amount of such special distributions cannot be determined at this time.

At September 30, 2000, the Company continues to own 10 family style apartment properties containing 1631 units. The Company also owns 8 apartment rental properties designed for active seniors containing 1438 units and 6 properties on which 1202 units are under development. Since September 30, 2000, the Company has closed on the sale of four family style apartment properties containing 794 units receiving an aggregate sales price of $60.5 million in cash. In addition, the Company has pending sales contracts on seven of the remaining multifamily properties for an aggregate sale price of $62.0 million. The sales of these seven properties remain subject to several conditions and accordingly, there can be no assurance that they will close.

If the initial closing of the industrial property sale and the closing of the multifamily apartment sales referred to above occur as currently scheduled, the Company anticipates making an initial special distribution of proceeds to its shareholders in mid-December.

Presently, the Company has not entered into definitive agreements for the sale of the remaining 13 multifamily properties. The Company will seek to sell its remaining assets to interested real estate buyers or it is possible it may receive an offer to purchase, through merger or otherwise, all of the outstanding stock of the Company.

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/ regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates, competition, supply and demand for industrial and multifamily properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines applicable to REITs, and the performance by third parties of their contractual obligations to the Company. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

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

            Exhibit 27 -- Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.


/s/ Glenn L. Carpenter                            /s/ Donald G. Herrman
------------------------------------              ------------------------------
Glenn L. Carpenter                                Donald G. Herrman
Chairman and Chief Executive Officer              Chief Financial Officer and
                                                  Secretary


DATED: November 14, 2000

                                 EXHIBIT INDEX

        EXHIBIT
        INDEX                     DESCRIPTION
        -------                   -----------
          27               Financial Data Schedule