Form 10-K
period 2000-12-31
PACIFIC GULF PROPERTIES INC
filed 2001-03-30
CIK 912597

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 26, 2001 was approximately $135,252,000.

     On March 9, 2001, the registrant had 26,082,506 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

PART II

Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Financial and Operating Data.......................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   18
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   18

PART III

Item 10.  Directors and Management....................................   19
Item 11.  Executive Compensation......................................   22
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   27
Item 13.  Certain Relationships and Related Transactions..............   28

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   29

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Pacific Gulf Properties Inc. (the "Company") is an equity real estate investment trust ("REIT") that is in the process of liquidating.

     On November 9, 2000, the Company's shareholders approved a plan to sell the Company's assets and to liquidate and dissolve the Company. The plan gives the Company's Board of Directors the power to sell any and all of the assets of the Company without further approval by the shareholders. In accordance with this plan, the Company sold the majority of its industrial properties portfolio to CalWest Industrial Properties LLC on November 22, 2000 for an aggregate price of $852,989,000. Following the sale, the Company made a cash distribution to shareholders of $22 per share.

     On March 1, 2001 the Company entered into a definitive merger agreement (the "Merger Agreement") with FountainGlen Properties LLC, an affiliate of Prudential Real Estate Investors which is subject to shareholder approval. Pursuant to the provisions of the Merger Agreement, FountainGlen Properties LLC will only acquire the Company's senior housing assets and the corporate office building in the merger. Prior to the consummation of the merger, the Company will transfer any remaining conventional multifamily and industrial assets, as well as the cash proceeds from any such sales and other cash balances, to a liquidating trust for the benefit of shareholders. The trust will be responsible for selling any assets transferred to it and distributing the proceeds received from such sales to the shareholders, as well as providing certain limited indemnities to FountainGlen Properties LLC. The Company will not control the nature and timing of the sales of such transferred assets, the payment of such assumed liabilities or the nature, amount and timing of distributions from the trust. Instead, a trustee will be appointed to administer the trust in accordance with the terms of a liquidating trust agreement, which will govern the operation of the trust.

     Under the terms of the Merger Agreement, the Company's shareholders will receive, in exchange for their shares of Company stock, an aggregate amount of approximately $78 million in cash, or $3.00 per share, subject to certain adjustments. These adjustments are based on amounts that the Company has agreed to deliver at closing for items such as net working capital, total equity invested in the senior properties, total deposits for new senior properties and any increases in the development budgets for the senior properties. The Company currently estimates, based on the per share price in the merger and value of assets and cash expected to be distributed to shareholders from the trustee of the liquidating trust, after consideration of transaction costs, including the costs of the merger, that shareholders may receive up to $6.40 per share in aggregate distributions.

     Prior to the Company's liquidation plans, the Company owned, operated, leased, acquired, rehabilitated and developed primarily light industrial and business park properties ("Industrial Properties") in the Western United States. In addition to its Industrial Properties, the Company owned, operated, acquired and developed unassisted rental housing for active seniors age 55 and older, focusing mainly in California. The Company also owned and operated family-style apartment communities.

     As of December 31, 2000, the Company owned the following properties (see Industrial Properties and Multifamily Properties for further information):

                                                          LEASABLE SQUARE
                                         LOCATION          FOOTAGE/UNITS            STATUS
                                         --------         ---------------           ------
INDUSTRIAL
  Mountain Avenue Business
     Park.......................  Upland, CA                  140,020        Under Sales Contract
  PGBP -- Anaheim...............  Anaheim, CA                 129,426        Under Sales Contract
  PGDC -- City of Industry......  City of Industry, CA        382,245           Being Marketed
  PG -- Commerce Park --
     Sacramento.................  Sacramento, CA              269,146           Being Marketed
  PG -- Commerce Park --
     Sunnyvale..................  Sunnyvale, CA               129,513           Being Marketed
  PGBP -- Geneva................  Tempe, AZ                    68,134        Under Sales Contract
FAMILY STYLE APARTMENTS
  Daisy 7.......................  Diamond Bar, CA                 204           Sold March 2001
ACTIVE SENIOR APARTMENTS
Operating Properties
  Inn at Laguna Hills...........  Laguna Hills, CA                140                 (1)
  The Fountains.................  Rancho Santa Marg., CA          166                 (1)
  Tyler Springs.................  Riverside, CA                   273                 (1)
  Terrace Gardens...............  Escondido, CA                   225                 (1)
  Morning View Terrace..........  Escondido, CA                   326                 (1)
  Sunnyside I...................  San Dimas, CA                   164                 (1)
Development Properties
  The Fountains.................  Anaheim Hills, CA               259                 (1)
  The Fountains.................  Temecula, CA                    244                 (1)
  The Fountains.................  Sacramento, CA                  166                 (1)
  The Fountains.................  Laguna Niguel, CA               190                 (1)
  The Fountains.................  Pasadena, CA                     72                 (1)
  The Fountains.................  Huntington Beach, CA            271                 (1)
CORPORATE HEADQUARTERS BUILDING
  4220 Von Karman...............  Newport Beach, CA            26,000                 (1)

---------------
(1) Properties to be retained by the Company pursuant to the Merger Agreement with FountainGlen Properties LLC. Merger is subject to shareholder approval and other conditions.

     The Company was incorporated in August 1993 in the State of Maryland and completed its initial public offering on February 18, 1994. Its executive offices are located at 4220 Von Karman Drive, Newport Beach, California 92660.

                               2000 DEVELOPMENTS

PROPERTY ACQUISITION ACTIVITY

     During 2000, the Company acquired $4.0 million and $13.4 million of industrial development and active senior apartment development properties, respectively. The following table sets forth information regarding these properties.

                                                               NET RENTABLE                    TOTAL
                                                     DATE         SQUARE       ACQUISITION   ESTIMATED     INITIAL
      PROPERTY NAME               LOCATION         ACQUIRED    FOOTAGE/UNITS      COST        COST(1)    OCCUPANCY(2)
      -------------               --------         ---------   -------------   -----------   ---------   ------------
                                                                                 (000'S)      (000'S)
INDUSTRIAL
Development Properties
  Rancho Santa
    Margarita(3)..........  Rancho Santa
                            Margarita, CA          March          113,500        $ 3,966      $   n/a        n/a
APARTMENTS
Development Properties
  The Fountains(4)........  Laguna Niguel, CA      July               190          3,964       17,950        n/a
  The Fountains(4)........  Pasadena, CA           August              72          2,230       10,300        n/a
  The Fountains(4)........  Huntington Beach, CA   September          271          7,245       25,601        n/a
                                                                  -------        -------      -------
                                                                      533         13,439       53,851
                                                                                 -------      -------
         Total
           Acquisitions...                                                       $17,405      $53,851
                                                                                 =======      =======

---------------
(1) Total capitalized acquisition cost, including closing and anticipated development costs.

(2) Occupancy is reported as of closing date of acquisition.

(3) Property sold November 2000.

(4) Properties to be included as part of Merger Agreement with FountainGlen Properties LLC. Merger is subject to shareholder approval and other conditions.

PROPERTY DISPOSITION ACTIVITY

     During 2000, the Company disposed of approximately $683.7 million of industrial properties and $85.7 million of multifamily properties. The following table sets forth information regarding these properties.

                                                                                    GROSS
                                                     ACRES/SQUARE     MONTH OF      SALES    COST OF   GAIN ON
        PROPERTY NAME                LOCATION        FOOTAGE/UNITS   DISPOSITION    PRICE      SALE     SALES
        -------------                --------        -------------   -----------   --------  --------  --------
                                                                                   (000'S)   (000'S)   (000'S)
INDUSTRIAL
PGBC -- Irvine(1)............  Irvine, CA                 11,600     March           $1,462    $1,045      $417
PGBP -- Lake Forest(1).......  Lake Forest, CA            25,486     March            2,300     1,826       474
PGBP -- Riverview(1).........  San Bernardino, CA        107,320     May              2,910     2,636       274
PGBP -- Bell Ranch...........  Santa Fe Springs, CA      128,640     June             6,461     4,210     2,251
PGDC -- Downey(1)............  Downey, CA                 89,760     July             3,450     3,434        16
Industrial Portfolio(2)......  Various                13,872,978     November       852,989   670,581   182,408
                                                      ----------                   --------  --------  --------
                                                      14,235,784                    869,572   683,732   185,840
                                                      ----------                   --------  --------  --------
MULTIFAMILY
Applewood....................  Santa Ana, CA                 406     November        36,500    21,419    15,081
San Dimas -- Various(3)......  Various                       288     November        23,975    16,286     7,689
Eagle -- Various(4)..........  Various                       589     November        38,019    31,710     6,309
Daisy 5......................  Covina, CA                     38     November         2,475     2,084       391
Daisy 16.....................  West Covina, CA               250     December        21,250    14,214     7,036
                                                      ----------                   --------  --------  --------
                                                           1,571                    122,219    85,713    36,506
                                                      ----------                   --------  --------  --------
         Total
           Dispositions......                                                      $991,791  $769,445  $222,346
                                                                                   ========  ========  ========

---------------
(1) Sale of single building in multi-building project

(2) Sale of 66 industrial properties to CalWest Industrial Properties LLC

(3) Sale of 3 apartment properties to CT Properties

(4) Sale of 5 apartment properties to Eagle Properties.

FINANCING ACTIVITY

     In December 2000, the Company restructured its Federal National Mortgage Associations ("FNMA") agreement, which provides credit enhancement on the Company's tax-exempt projects, to provide separate collateralization on each project rather than a pool concept.

     The Company also received from FNMA a forward commitment, expiring July 13, 2002, to provide credit enhancement for the Fountains at Anaheim Hills property that the Company is currently developing. The commitment is subject to the completion of the project and the property achieving certain lease up and operating requirements. The $20 million in currently outstanding bonds subject to this commitment have a variable interest rate, after giving effect to credit enhancement and other costs, of 7.096% at December 31, 2000.

     In November 2000, the Company paid off its $150.0 million unsecured revolving credit agreement (the "Line of Credit"). The interest rate payable under the Line of Credit was based on the leverage level of the Company and at the time of the payoff was LIBOR plus 1.30%.

INDEBTEDNESS

     The following table presents information on indebtedness encumbering the Industrial and Multifamily Properties as of December 31, 2000:

                                                OUTSTANDING
                   PROPERTY                       BALANCE      MATURITY DATE     INTEREST RATE
                   --------                     -----------    -------------     -------------
                                                (IN 000'S)
INDUSTRIAL
  City of Industry............................    $ 7,219      April 2006                7.300%
                                                  -------
          Total Industrial....................      7,219
                                                  -------
MULTIFAMILY
  Inn at Laguna Hills.........................      4,486      August 2024               7.250%
  Daisy VII...................................      9,912      August 2001               6.780%
  Sunnyside I(a)..............................      5,373      December 2026             6.300%
  Tyler Springs(a)............................      8,863      January 2027              4.808%(b)
  Terrace Gardens(a)..........................      7,726      January 2026              6.385%
  Morning View Terrace(a).....................     10,490      January 2026              6.375%
  The Fountains at Rancho Santa                     6,191      December 2026             6.400%
     Margarita(a).............................
  The Fountains at Anaheim Hills(c)(d)........     11,351      September 2001    LIBOR + 1.525%
  The Fountains at Temecula(e)................      3,731      March 2002        LIBOR + 1.500%
                                                  -------
          Total Multifamily...................     68,123
                                                  -------
          Total...............................    $75,342
                                                  =======

---------------
(a) These tax-exempt mortgage loans are financed using tax-exempt bond financing supported by credit enhancement from FNMA. The collateral properties are subject to restrictions requiring that a specified percentage of the apartment units in such properties be made available to persons with lower and moderate income. As of December 31, 2000, 233 apartment units, or 20% of the total apartments owned, were required to have been made available to persons with lower or moderate income pursuant to these requirements, and the Company has complied with such requirements. In addition, state and local authorities in some cases impose certain restrictions on the amount of rent that can be charged.

(b) Interest rate is subject to periodic adjustments based on the pass through interest rate in addition to a set rate interest component.

(c) Construction loan relating to the development and construction of the Fountains at Anaheim Hills senior apartments with a maximum loan amount of $16,350,000. The current interest rate at December 31, 2000 is 8.21%.

(d) The Company received from FNMA a forward commitment, expiring July 13, 2002, to provide credit enhancement for the Fountains at Anaheim Hills property, that the Company is currently developing. The commitment is subject to the completion of the project and the property achieving certain lease up and operating requirements. The $20 million in currently outstanding bonds subject to this commitment have a variable interest rate, after giving effect to credit enhancement and other costs, of 7.096% at December 31, 2000.

(e) Construction loan relating to the development and construction of the Fountains at Temecula senior apartments with a maximum loan amount of $10,750,000. The current interest at December 31, 2000 is 8.13%.

CORPORATE OFFICES AND EMPLOYEES

     The Corporate offices are located in Newport Beach, California in approximately 16,000 square feet of a 26,000 square foot office building, which is owned by the Company and will be part of the proposed merger with FountainGlen Properties LLC. At December 31, 2000, the Company employed approximately 61 persons, of which 38 were onsite or property related and 23 were corporate office employees.

COMPETITIVE AND OTHER CONDITIONS

     Competition. Within its geographic areas of operation, the Company is subject to competition from a variety of competitors, including insurance companies, pension funds, corporate and individual real estate developers and investors and other REITs with investment objectives similar to those of the Company. Some of these competitors have more substantial financial resources and longer operating histories than the Company. As an owner of industrial and apartment real estate properties, the Company competes with other owners of similar properties in connection with their financing, sale, lease or other disposition and use.

     While the Company has not experienced material competitive pressures confined to specific geographic regions, it is possible that material adverse changes in regional economies or in the operations of major regional employers could have a material adverse effect on the ability of the Company to lease its properties and on the rents charged. Conversely, if any of the regional geographic areas in which the Company owns properties experiences economic growth, the Company is likely to experience increased competition for acquisition and development projects, thereby increasing the Company's costs of acquisition and development and potentially reducing the Company's returns therefrom.

     Insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance with respect to its Industrial, Active Senior and Multifamily Properties, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate and appropriate under the circumstances. These are certain types of losses, such as those arising from acts of war, which are not generally insured because they are either uninsurable or not economically insurable. Currently the Company carries earthquake disaster insurance on its California properties, which comprise 96% of the Company's total property portfolio (as a percentage of total revenues); however, such insurance is also subject to deductible amounts that must be paid by the Company in the event of such an occurrence, and may not be available in the future or may only be available at rates that, in the opinion of the Company, are prohibitive. In the event that an uninsured disaster or a loss in excess of insured limits should occur, the Company could suffer a substantial loss, including loss of anticipated future revenues, while remaining obligated on related mortgage indebtedness. The Company believes its properties were constructed in compliance with applicable construction standards in effect at the time of construction. The Company obtained customary title insurance insuring fee title to its properties upon their acquisition.

CERTAIN INCOME TAX ISSUES

     We adopted a plan of liquidation in 2000, and are in the process of selling and distributing our remaining assets. With respect to distributions that we make pursuant to that plan of liquidation, holders of our stock will be taxed differently from holders of stock in a REIT that is not in the process of liquidating. Set forth below is a general summary of certain material United States federal income tax considerations that should be taken into account by our shareholders in connection with the ownership of our stock during this liquidation period. The tax rules applicable to our shareholders are complex, and as discussed below may vary depending on the specific circumstances of each shareholder. Shareholders should not rely on this discussion for individual tax advice, but rather should consult their individual tax advisors in order to determine the precise tax consequences of owning our stock. This discussion does not address state, local or foreign income tax considerations, does not address taxes other than income taxes, and does not address the consequences of distributions other than pursuant to our plan of liquidation.

     Distributions that we make to our shareholders pursuant to our plan of liquidation should first be applied against and reduce the basis in each shareholder's shares, and any distributions in excess of the shareholder's basis in its shares should be treated as a capital gain, assuming the shares are held as a capital asset. If the sum of all liquidating distributions, as of our final liquidating distribution, is less than a shareholder's basis in its shares, the difference will constitute a capital loss, assuming the shares are held as a capital asset. Such capital gain or loss will be long-term or short-term, depending on whether such shares have been held for more than one year. The determination of the tax consequences of the distributions is made separately with respect to some shares prior to the time gain is recognized with respect to other shares if the shareholder's tax basis in each of his or her shares is not identical. Likewise, the character of any gain or loss as short-term or long-term capital gain or loss may differ if the shareholder acquired the shares at different times. If the merger contemplated by the Merger Agreement is approved, the proceeds of the merger received by our shareholders will be treated for federal income tax purposes as a distribution by us pursuant to our plan of liquidation.

     We intend to establish a liquidating trust to which we will transfer all of our remaining assets other than the senior housing properties and corporate headquarters in order to complete the liquidation. If we are unable to sell our senior housing properties and corporate headquarters, we ultimately may transfer those properties to a liquidating trust as well. In establishing the trust, we intend to comply with the Internal Revenue Service guidelines for establishing a liquidating trust or otherwise to ensure that the trust will qualify for federal income tax treatment as a liquidating trust. Any shareholder that owns our shares on the record date for the transfer to the trust will receive an interest in the trust. The trust interests will not be transferable from and after such time, if any, that merger contemplated by the Merger Agreement closes.

     A transfer by us of cash and other property to a liquidating trust is treated for federal income tax purposes as a distribution directly to each shareholder of that shareholder's pro rata portion of the assets, subject to liabilities, held in the liquidating trust, whether or not such cash or other property, or the proceeds thereof, is ultimately distributed to the shareholder. The amount of the distribution is the cash and the fair market value of the assets (net of liabilities) transferred to the trust. Therefore, a shareholder may recognize gain and incur a tax if the value of its share of property transferred to the trust exceeds the shareholder's remaining basis in its stock, although the shareholder will not receive a current distribution of cash with which to pay the resulting tax liability.

     Following the transfer of assets to the liquidating trust, each shareholder will be treated as the owner of that shareholder's pro rata portion of the assets held in the liquidating trust, subject to that shareholder's pro rata portion of the liabilities of the trust, and will have a basis in that portion of the assets generally equal to the gross value of those assets on the date of transfer to the trust. Each shareholder will be required to take into account income, gain, deduction or loss with respect to its portion of the assets of the trust as if it owned that portion directly. An individual shareholder who itemizes deductions may deduct his or her pro rata share of fees and expenses of the liquidating trust only to the extent that such amount, together with the shareholder's other miscellaneous deductions, exceeds 2% of his or her adjusted gross income. When the liquidating trust makes distributions to shareholders, the shareholders will recognize no additional gain or loss. The trustee of the trust will provide to holders of interests in the trust, on an annual basis, the information required by law to be provided in order to enable the holders of interests to property report their items of income, gain, loss or deduction of the trust.

     Due to the treatment of holders of interests in the liquidating trust, shareholders that are exempt from tax may be required to recognize "unrelated business taxable income" as a result of their ownership of their interests in the liquidating trust. It is also possible, however, that the income generated by the liquidating trust would not result in unrelated business taxable income. Therefore, each tax-exempt shareholder should consult its own tax advisor regarding the consequences of owning an interest in a liquidating trust.

     Holders that are non-U.S. persons, or flow-through entities that have non-U.S. persons as owners, also may want to consider whether they should own an interest in a liquidating trust. In particular, non-U.S. persons will be taxed at a 30% rate (possibly lower if a treaty applies) on rents and interest received from assets owned by the trust, unless such income is treated as effectively connected with a U.S. trade or business. In addition, a non-U.S. shareholder's share of any gain on the disposition of real property held in the liquidating trust will be treated as effectively connected with a U.S. trade or business. Non-U.S. persons are taxed on effectively connected income at the same rates that apply to U.S. persons, subject to any applicable alternative minimum tax, possible withholding tax, a special alternative minimum tax applicable to nonresident alien individuals and a 30% branch profits tax applicable to non-U.S. persons that are corporations. For purposes of this discussion, a non-U.S. person is an individual or entity who (for United States federal income tax purposes) is not (1) a citizen or resident of the United States, (2) a corporation, partnership or other entity created or organized in or under the laws of the United States or any political subdivision thereof, (3) an estate the income of which is subject to U.S. federal income taxation regardless of its source or (4) a trust of which a court within the United States persons have the authority to control all substantial decisions. Any holder that is a non-U.S. person should consult its own tax advisor regarding the consequences of owning an interest in a liquidating trust.

     If the trust established to receive liquidating distributions fails to qualify as a liquidating trust for tax purposes, the tax consequences of the transfer of assets to and from the trust will depend on the reason for the failure to qualify, but it is most likely that the trust will be taxable as a corporation, the trust itself will be subject to tax, and the shareholders could be subject to tax both upon the receipt of the interest in the trust and the receipt of distributions from the trust.

     THE ABOVE DISCUSSION OF FEDERAL INCOME TAX CONSIDERATIONS DOES NOT ATTEMPT TO COMMENT ON ALL TAX MATTERS THAT MAY AFFECT SHAREHOLDERS. THE DISCUSSION ALSO DOES NOT CONSIDER VARIOUS TAX RULES OR LIMITATIONS APPLICABLE TO PARTICULAR SHAREHOLDERS SUBJECT TO SPECIAL RULES, INCLUDING, WITHOUT LIMITATION, TAX EXEMPT ENTITIES, INSURANCE COMPANIES, FINANCIAL INSTITUTIONS OR DEALERS, FOREIGN SHAREHOLDERS (EXCEPT AS DESCRIBED ABOVE), SHAREHOLDERS WHO OWN THEIR SHARES AS PART OF A HEDGE, STRADDLE OR OTHER RISK REDUCTION OR CONVERSION TRANSACTION AND SHAREHOLDERS WHO DO NOT OWN THEIR SHARES AS CAPITAL ASSETS. SHAREHOLDERS ARE ADVISED TO CONSULT THEIR OWN TAX ADVISERS WITH RESPECT TO THE TAX CONSEQUENCES TO THEM OF THE OWNERSHIP OF OUR SHARES, PARTICULARLY WITH RESPECT TO THE APPLICATION AND EFFECT OF TAX LAWS OF ANY STATE OR OTHER JURISDICTION IN WHICH THEY ARE SUBJECT TO TAX AND THE EFFECT OF TAX LAWS OTHER THAN INCOME TAX LAWS.

ITEM 2. PROPERTIES

     The following table presents information on the composition of the Company's properties based on the percentage of rental revenue at December 31, 2000 and 1999.

                                                         2000                            1999
                                             -----------------------------    ---------------------------
                                               NUMBER       PERCENTAGE OF       NUMBER      PERCENTAGE OF
                                                 OF        ADJUSTED RENTAL        OF           RENTAL
                                             PROPERTIES      REVENUE(1)       PROPERTIES       REVENUE
                                             ----------    ---------------    ----------    -------------
PROPERTY TYPE
  Industrial...............................       6               38%             69              79%
  Active Senior............................       6               51               8              10
  Family...................................       1               11              10              11
                                                 --              ---              --             ---
          Total............................      13              100%             87             100%
                                                 ==              ===              ==             ===
GEOGRAPHIC LOCATION
  California...............................      12               96%             77              89%
  Pacific Northwest........................      --                0               6               8
  Southwest................................       1                4               4               3
                                                 --              ---              --             ---
          Total............................      13              100%             87             100%
                                                 ==              ===              ==             ===

---------------
(1) Adjusted rental revenue is defined as the rental revenue from the 13 properties the Company owns at December 31, 2000.

     The tables below set forth certain information relating to the Company's properties by location and type as of December 31, 2000.

                                                                               PERCENT OF
                                              NUMBER                         ADJUSTED GROSS
                                                OF        LEASABLE SQUARE        RENTAL
                                            PROPERTIES      FEET/UNITS       REVENUE(1)/(4)    OCCUPANCY
                                            ----------    ---------------    --------------    ---------
INDUSTRIAL
  California
     Inland Empire(2).....................       1             140,020              8%             91%
  Orange County...........................       1             129,426              8             100
  Los Angeles.............................       1             382,245             27             100
  Northern California.....................       2             398,659             53              85
  Arizona.................................       1              68,134              4              --
                                                --           ---------            ---             ---
          Total or Weighted Average.......       6           1,118,484            100%             93%
                                                ==           =========            ===             ===
MULTIFAMILY
  California Inland Empire(2)(3)..........       2                 437             42%             99%
     Orange County(3).....................       3                 510             23              96
     San Diego(3).........................       2                 551             35              96
                                                --           ---------            ---             ---
          Total or Weighted Average.......       7               1,498            100%             97%
                                                ==           =========            ===             ===

---------------
(1) Based on rental revenues for the fourth quarter of 2000.

(2) Includes the eastern portion of Los Angeles County adjacent to the Riverside-San Bernardino metropolitan statistical area.

(3) Includes Active Senior properties.

(4) Adjusted gross rental revenue is defined as the rental revenue from the 13 properties the Company owns at December 31, 2000.

INDUSTRIAL PROPERTIES HELD FOR SALE

     The following table presents information concerning the Industrial Properties which were held for sale, including the actual average rent per square foot and percentage of the leasable square footage occupied by tenants, as of December 31, 2000:

                                                                                       GROSS AVERAGE
                                                                            LEASABLE      MONTHLY
                                                                   DATE      SQUARE      BASE RENT
               INDUSTRIAL                       LOCATION        COMPLETED    FOOTAGE    PER SQ. FT.    OCCUPANCY
               ----------                       --------        ----------  ---------  -------------   ---------
INLAND EMPIRE
Mountain Avenue Business Park(1)........  Upland, CA               1977       140,020       0.45           91%
ORANGE COUNTY, CA
PGBP -- Anaheim(1)......................  Anaheim, CA              1961       129,426       0.41          100%
LOS ANGELES, CA
PGDC -- City of Industry................  City of Industry, CA  1973 - 77,    382,245       0.39          100%
                                                                   1998
NORTHERN CALIFORNIA
PG -- Commerce Park -- Sacramento.......  Sacramento, CA           1973       269,146       0.83           79%
PG -- Commerce Park -- Sunnyvale........  Sunnyvale, CA            1972       129,513       1.67           98%
SOUTHWEST
PGBP -- Geneva(1).......................  Tempe, AZ                1981        68,134         --           --
                                                                            ---------      -----          ---
         Sub-Total or Weighted Average
           for Industrial Properties....                                    1,118,484      $0.67           93%
                                                                            =========      =====          ===

---------------
(1) Properties currently under sales contract.

     The following table shows scheduled lease expirations for all leases for the Industrial Properties which were held for sale as of December 31, 2000.

                                                                                                 PERCENTAGE
                            NUMBER OF       LEASABLE          ANNUAL BASE      PERCENTAGE OF       ANNUAL
                             LEASES      SQUARE FEET OF         RENT OF        GROSS LEASABLE    BASE RENT
           YEAR             EXPIRING     EXPIRING LEASES    EXPIRING LEASES    AREA EXPIRING      EXPIRING
           ----             ---------    ---------------    ---------------    --------------    ----------
2001......................      74           224,832           2,390,472            43.2            35.8
2002......................      38            92,841           1,053,887            22.5            15.8
2003......................      37           283,315           2,102,197            21.9            22.7
2004......................       5            10,600             105,266             3.0             1.5
2005......................      12           119,745             772,049             7.0            11.5
2006......................       1             1,600              16,800             0.6             0.3
2007......................       1             8,480              98,976             0.6             1.5
2008......................       1           181,676             729,641             0.6            10.9
2009......................       0                 0                   0             0.0             0.0
2010......................       1               228                   0             0.6             0.0
                               ---           -------          ----------           -----           -----
          Totals..........     170           923,317(1)       $7,269,288           100.0%          100.0%
                               ===           =======          ==========           =====           =====

---------------
(1) As of December 31, 2000, 124,316 square feet of tenants were on month-to-month leases (which are not included above) and 139,000 square feet were unoccupied.

MULTIFAMILY PROPERTIES HELD FOR SALE

     The following table presents information concerning the Multifamily Properties which were held for sale, including average gross scheduled rents per unit and percentage of units occupied as of December 31, 2000:

                                                                        AVERAGE    AVERAGE
                                                                       UNIT SIZE     RENT
       MULTIFAMILY                 LOCATION         COMPLETED   UNITS  (SQ. FT.)   PER UNIT   OCCUPANCY
       -----------                 --------         ---------   -----  ---------   --------   ---------
ACTIVE SENIOR
  Inn at Laguna             Laguna Hills, CA          1994
     Hills(1).............                                        140     500        $745        99%
  The Fountains(1)........  Rancho Santa Marg., CA    1998        166     600         842        96
  Tyler Springs(1)........  Riverside, CA             1987        273     714         578        99
  Terrace Gardens(1)(2)...  Escondido, CA             1985        225     780         709        94
  Morning View              Escondido, CA             1986
     Terrace(1)(3)........                                        326     649         679        97
  Sunnyside I(1)..........  San Dimas, CA             1984        164     495         605        99
FAMILY
  Daisy 7(4)..............  Diamond Bar, CA           1978        204     950         981        94
                                                                -----                            --
          Sub-Total or
            Weighted
            Average for
            Multifamily
            Properties....                                      1,498                            97%
                                                                =====                            ==

---------------
(1) Properties serving active senior tenants (individuals 55 and older).

(2) Owned by Terrace Gardens -- PGP L.P., a limited partnership in which the Company has an ownership interest of approximately 76%, and full management and control.

(3) Owned by Morning View Terrace -- PGP L.P., a limited partnership in which the Company has an ownership interest of approximately 87% and, full management and control.

(4) Property sold March 2001.

DEVELOPMENT PROPERTIES HELD FOR SALE

     The following table presents information concerning the Company's Multifamily Properties under development which were held for sale as of December 31, 2000:

                                                            ESTIMATED                          ESTIMATED      TOTAL
                                                   DATE     COMPLETION          ACQUISITION   DEVELOPMENT   ESTIMATED
                                 LOCATION        ACQUIRED      DATE      UNITS     COST          COSTS        COST
                                 --------        --------   ----------   -----  -----------   -----------   ---------
MULTIFAMILY -- ACTIVE SENIOR
The Fountains............  Anaheim Hills, CA     Mar-99      May-01        259    $ 5,461       $18,437     $ 23,898
The Fountains............  Temecula, CA          Aug-99      June-01       244      2,390        13,708       16,098
The Fountains............  Sacramento, CA        Dec-99      Oct-01        166      1,141         9,050       10,191
The Fountains............  Laguna Niguel, CA     Jul-00     April-02       190      3,964        13,986       17,950
The Fountains............  Pasadena, CA          Aug-00      June-02        72      2,230         8,070       10,300
The Fountains............  Huntington Beach, CA  Sep-00      June-02       271      7,245        18,356       25,601
                                                                         -----    -------       -------     --------
                                                                         1,202    $22,431       $81,607     $104,038
                                                                         =====    =======       =======     ========

ITEM 3. LEGAL PROCEEDINGS

     On September 13, 2000 an action was filed against the Company by JJ Acquisition Corporation d.b.a. California Job Journal ("CJJ") in the Superior Court of the State of California, County of Sacramento. The CJJ complaint contains six causes of action stemming from the alleged presence of mold in the plaintiff's leased premises; breach of lease, negligence, negligent misrepresentation, fraud and concealment, negligence and unfair business practices. Subsequent to this filing, a number of employees and related parties of CJJ have filed similar actions in the Superior Court of the State of California, County of Sacramento.

     On February 13, 2001, the Company filed its answer with affirmative defenses to the CJJ complaint and a cross complaint against CJJ with the following causes of action; equitable indemnity, contractual indemnity, breach of contract and declaratory relief.

     The Company has tendered these matters to its insurance carrier. The Company believes it has meritorious defenses to the claims, but there can be no assurance that such defenses will be successful and that the lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, the timing of the final resolution of the proceedings is uncertain.

     On March 2, 2001, an alleged class action complaint was filed in the Superior Court of the State of California, County of Orange, naming as defendants the Company, Glenn L. Carpenter and each of the Directors of the Company. The lawsuit, filed on behalf of Kenneth Garvey, alleges, among other things, breach of fiduciary duty and self-dealing relating to the Merger Agreement with FountainGlen Properties LLC and seeks to enjoin the merger. The complaint alleges that the employment agreements to be received by certain members of management from FountainGlen Properties LLC pursuant to the merger are lucrative and result in more favorable treatment of management than other shareholders in the merger, and that the merger is intended to deprive the Company's shareholders of the future potential value of its properties.

     The Company has tendered this matter to its directors and officers insurance carrier and intends to defend this matter aggressively. The Company believes that it has meritorious defenses to the claims brought in the complaint, but there can be no assurance that such defenses will be successful and that the lawsuit will not have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, the timing of the final resolution of the proceeding is uncertain.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders was held on November 9, 2000. At that meeting the following matters were approved:

          (1) The sale of the Company's industrial properties pursuant to a purchase agreement dated as of June 20, 2000 between the Company and CalWest Industrial Properties, LLC as amended. (17,034,020 votes for, 45,354 votes against, 47,570 votes withheld.)

          (2) Conditioned on the closing in number 1, the sale of the Company's remaining assets and the liquidation and dissolution of Pacific Gulf Properties Inc. (16,911,561 votes for, 167,157 votes against, 48,226 votes withheld.)

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

                                                  CASH
                           HIGH       LOW     DISTRIBUTION        RECORD DATE          DATE PAID
                          -------   -------   ------------        -----------          ---------
1998
  1st Quarter...........  23.3125   22.125        0.42(1)      April 1, 1998       April 10, 1998
  2nd Quarter...........  23.25     21.00         0.42(1)      July 1, 1998        July 10, 1998
  3rd Quarter...........  22.3125   18.375        0.42(1)      October 1, 1998     October 9, 1998
  4th Quarter...........  20.50     16.25         0.43(1)      January 1, 1999     January 8, 1999

1999
  1st Quarter...........  21.00     17.6875       0.43(2)      April 1, 1999       April 9, 1999
  2nd Quarter...........  23.3125   17.75         0.43(2)      July 1, 1999        July 9, 1999
  3rd Quarter...........  23.00     19.75         0.43(2)      October 1, 1999     October 15, 1999
  4th Quarter...........  21.3125   19.50         0.44(3)      January 1, 2000     January 14, 2000

2000
  1st Quarter...........  21.4375   19.375        0.44(3)      April 3, 2000       April 14, 2000
  2nd Quarter...........  25.25     19.9375       0.44(3)      July 1, 2000        July 14, 2000
  3rd Quarter...........  27.50     25.25         0.44(3)      October 1, 2000     October 16, 2000
  4th Quarter...........  27.625     5.9375      22.00(4)      December 11, 2000   December 15, 2000

---------------
(1) 12.6% of the distributions paid to beneficial owners in 1998 represents a return of capital ($.21 per share).

(2) 2.1% of the distributions paid to beneficial owners in 1999 represents a return of capital ($.01 per share), 9.1% represent capital gains ($.04 per share).

(3) 100% of distributions paid to beneficial owners in 2000 represent capital gains.

(4) Represents a cash liquidation distribution pursuant to the Company's plan of liquidation.

     The minimum distribution requirement to maintain REIT status was approximately $31,276,000 for 1998, $36,426,000 for 1999 and $ 38,558,000 for
2000. The Company has met these minimum distribution requirements.

     Future liquidating distributions by the Company will depend upon the timing and prices of sales of its properties, Funds From Operations, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. The Company will no longer make quarterly distributions to its stockholders. No assurances can be given as to the timing or amount of liquidating distributions made in the future. (See Item 1. Business -- Overview)

     As assets of the Company are sold and proceeds are distributed, the market capitalization will diminish further and market interest in the common stock of the Company by investors may decrease, thereby reducing the liquidity for the common stock, which would adversely affect the market price for the common stock.

     The statement on the face of this Annual Report on Form 10-K regarding the aggregate market value of voting stock of the Company held by non-affiliates of the Company is based on the assumption that all directors and officers of the Company were, for purposes of this calculation only (and not for any other purpose), affiliates of the Company.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     The following table and footnotes set forth selected historical financial and operating data for the Company:

                                                        YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                      2000          1999          1998          1997          1996
                                   -----------   -----------   -----------   -----------   ----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA
Rental income
  Industrial properties..........  $    97,909   $    98,288   $    76,271   $    36,410   $   20,783
  Multifamily properties(a)......       25,797        25,880        36,858        33,096       29,104
                                   -----------   -----------   -----------   -----------   ----------
                                       123,706       124,168       113,129        69,506       49,887
                                   -----------   -----------   -----------   -----------   ----------
Rental property expenses
  Industrial properties..........       21,888        21,570        16,746         8,212        5,308
Multifamily properties...........        8,752         9,334        13,751        12,754       11,554
                                   -----------   -----------   -----------   -----------   ----------
                                        30,640        30,904        30,497        20,966       16,862
Depreciation.....................       27,409        26,117        20,386        12,008        8,236
Interest.........................       23,800        27,242        25,758        17,337       18,411
General and administrative.......        7,953         7,165         5,903         3,159        2,974
Minority interest in earnings of
  partnerships...................        1,077         1,342         1,024           172           --
Nonrecurring loss on exchange of
  debentures for common
  stock(b).......................           --            --            --            --        3,596
                                   -----------   -----------   -----------   -----------   ----------
                                        90,879        92,770        83,568        53,642       50,079
                                   -----------   -----------   -----------   -----------   ----------
Income (loss) before gains on
  sale of real estate............       32,827        31,398        29,561        15,864         (192)
Gains on sale of real estate.....      222,346         8,472        35,292         5,594           74
                                   -----------   -----------   -----------   -----------   ----------
Net income (loss)................      255,173        39,870        64,853        21,458         (118)
Less preferred dividend
  requirements(d)................        3,793         4,971         4,856           855           --
                                   -----------   -----------   -----------   -----------   ----------
Income available (loss
  attributable) to common
  shareholders...................  $   251,380   $    34,899   $    59,997   $    20,603   $     (118)
                                   ===========   ===========   ===========   ===========   ==========
Earnings (loss) per share(c)
  Basic..........................  $     11.79   $      1.73   $      3.01   $      1.51   $    (0.02)
  Diluted........................  $     10.40   $      1.71   $      2.76   $      1.47   $    (0.02)
Weighted average common shares
  outstanding....................   21,323,455    20,216,704    19,939,014    13,685,693    6,311,963

---------------
(a) Includes Active Senior apartment properties.

(b) Reflects the $3,596,000 nonrecurring loss incurred in 1996 on the exchange of $42,069,000 aggregate principal amount of convertible subordinated debentures into 2,440,002 shares of common stock in December 1996.

(c) Earnings per share data for all periods presented reflects basic and diluted calculations in accordance with Statement No. 128 and have been restated from the previous accounting standard of primary and fully diluted earnings per share. (See Part IV -- Financial Statements.)

(d) Represents dividends on Senior Cumulative Convertible Class A Preferred Stock which was issued during 1997. (See Part IV -- Financial Statements.)

                                                          YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             2000        1999       1998        1997        1996
                                           ---------   --------   ---------   ---------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Real estate properties, net of
  Accumulated depreciation:
  Industrial properties..................  $      --   $667,285   $ 654,004   $ 455,045   $170,731
  Multifamily properties(a)..............         --    150,012     159,408     206,756    179,965
                                           ---------   --------   ---------   ---------   --------
                                                  --    817,297     813,412     661,801    350,696
Properties under development.............         --     52,815      39,926      32,107      2,171
                                           ---------   --------   ---------   ---------   --------
Total real estate properties.............         --    870,112     853,338     693,908    352,867
Properties held for sale(b)..............    179,628         --          --          --         --
Total assets.............................    225,388    891,921     875,127     712,471    364,640
Senior debt..............................     75,342    418,343     403,845     283,852    197,401
Convertible subordinated debentures......         --         --      12,244      12,592     14,227(c)
Total equity.............................    138,004    427,891     415,554     388,840    139,822
PROPERTY DATA (END OF PERIOD)
Total industrial properties..............          6         69          68          49         21
Industrial leasable area (Sq. Ft.).......      1,118     14,684      14,310      10,676      4,573
Industrial -- Occupancy %................         93%        96%         95%         95%        98%
Total multifamily properties(a)..........          7         18          19          24         22
Total apartment units(a).................      1,498      3,069       3,265       4,655      4,110
Apartment -- Occupancy %.................         97%        95%         95%         94%        93%
SUPPLEMENTAL DATA
Cash flow information:
  Operating activities...................  $  62,420   $ 56,149   $  50,701   $  27,736   $  8,523
  Investing activities...................  $ 886,061   $(31,488)  $(140,700)  $(350,597)  $(81,918)
  Financing activities...................  $(917,166)  $(24,760)  $  90,809   $ 322,804   $ 72,071
Ratio of Earnings to Fixed Charges(d)....       1.98       1.80        1.76        1.75         --

---------------
(a) Includes Active Senior apartment properties.

(b) Property held for sale includes six industrial properties, seven multifamily properties (which include six active senior apartment properties and one family style apartment community) and six active senior properties under development as more fully described in Part I -- Item 2.

(c) Reflects the exchange of $42,069,000 aggregate principal amount of convertible subordinated debentures into 2,440,002 shares of common stock in December 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the financial statements and notes thereto of the Company and the "Selected Financial and Operating Data" appearing elsewhere in this report. Such financial statements and information have been prepared to reflect the Company's financial position together with the results of its operations and its cash flows.

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

     The comparability of the financial information discussed below is impacted by the shareholders approval, in the fourth quarter of 2000, of a plan to sell the Company's assets and liquidate and dissolve the Company and prior to the Liquidation Plan by a significant amount of property acquisitions, developments, rehabilitations and dispositions, as follows: during 2000, the disposition of four individual buildings located within existing projects totaling 234,000 square feet, the disposition of one industrial property totaling 129,000 leaseable square feet, the disposition of 66 industrial properties totaling 13,873,000 leaseable square feet, and the disposition of eleven multifamily apartment properties containing 1,571 apartment units; during 1999, the acquisitions of three industrial properties totaling 304,000 leasable square feet, the completion of two industrial projects containing 591,000 square feet previously under development or rehabilitation, the disposition of two industrial properties containing 133,000 square feet, the disposition of two individual buildings located within existing projects totaling 319,000 square feet, the disposition of 1.05 acres of improved land, the disposition of a multifamily property containing 196 apartment units and the redemption of debentures for common stock and cash; during 1998, the acquisition of 18 operating industrial properties containing approximately 3,278,000 leasable square feet, the completion of an active senior property containing 166 apartment units and three industrial projects containing 464,000 square feet previously under development, and the disposition of six multifamily properties containing 1,556 apartment units.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            2000          1999
                                                         ----------    ----------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
SUMMARY OF OPERATIONS
Rental Income..........................................   $123,706      $124,168
Rental property expenses...............................    (30,640)      (30,904)
                                                          --------      --------
Property operating income..............................   $ 93,066      $ 93,264
Less expenses:
  Depreciation.........................................     27,409        26,117
  Interest.............................................     23,800        27,242
  General and Administrative...........................      7,953         7,165
Minority partner's interest in earnings................      1,077         1,342
                                                          --------      --------
Income before gains on sales of real estate............     32,827        31,398
Gain on sales of real estate...........................    222,346         8,472
                                                          --------      --------
Net income.............................................   $251,380      $ 34,899
                                                          ========      ========
Basic earnings per share...............................   $  11.79      $   1.73
                                                          --------      --------
Liquidating distributions per share....................   $  22.00      $     --
                                                          --------      --------
SUMMARY OF FINANCIAL POSITION
Real estate............................................   $179,628      $870,112
Total assets...........................................   $225,388      $890,921
Loans payable..........................................   $ 75,342      $418,343
Total liabilities......................................   $ 85,776      $445,953
Total shareholders' equity.............................   $138,004      $427,891

     Sales during the fourth quarter of 2000 of a majority of the Company's industrial and multifamily property portfolios is the primary factor in explaining the changes in operating results when 2000 is compared to the prior year. Net income in 2000 was $251.4 million, or $11.79 per share (basic), as compared to $34.9 million, or $1.73 per share (basic), in 1999. Included in 2000 net income were gains on sales of real estate of $222.3 million as compared to $8.5 million recognized a year ago.

     Income before gains on sales of real estate was $32.8 million in 2000 as compared to income of $31.4 million in 1999. This increase was due in part to a decrease in interest expense of $3.4 million, offset by increases in depreciation expense of $1.3 million, general and administrative expense of $.8 million, a decrease in property operating income of $.2 million ($93.1 million in 2000 versus $93.3 million in 1999) and a decrease in minority partners' interest in earnings of $.3 million.

     Property operating income totals $93.1 million in 2000, of which approximately 16.2%, or $15.1 million, related to the 13 properties owned at December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

  Plan of Liquidation

     In the fourth quarter of 2000, the Company's shareholders approved a plan to sell the Company's assets and to liquidate and dissolve the Company. Net sales proceeds and available cash from the sale of the Company's assets and liquidation will be used to satisfy debts and obligations with remaining funds to be distributed to the shareholders. It is presently estimated that the liquidation will be substantially completed during 2001, although there can be no assurance thereof, and that net proceeds will be distributed as determined by the Board of Directors. As part of this liquidation, it is anticipated that the Company will establish a liquidating trust to which the Company will transfer, prior to the consummation of the merger with FountainGlen Properties LLC, any remaining conventional multifamily and industrial assets, as well as the cash proceeds from any such sales and other cash balances. The Company will then distribute pro rata beneficial interest in the trust to its shareholders prior to the merger. Although it is expected that the Company will continue to qualify as a REIT until its dissolution, no assurance can be given that the Company will not lose or terminate its status as a REIT.

     As a result of the shareholders' approval of the sale of the Company's Liquidation Plan, the Company changed its basis of accounting from the going concern basis to the liquidation basis, effective December 31, 2000. Accordingly, a consolidated statement of net assets in liquidation at December 31, 2000 has been presented to provide more relevant information. The Company's statements of operations, shareholders' equity and cash flows have been presented using accounting principles applicable to a going concern.

  Dispositions

     In the fourth quarter 2000, the Company sold, for a gross sales price of $975,208,000, 66 industrial properties totaling approximately 13,873,000 square feet industrial and eleven multifamily apartment properties which included approximately 1,571 units. The Company reported a gain on the sales after all costs of $218,915,000.

  Financing Activity

     In December 2000, the Company restructured its Federal National Mortgage Associations ("FNMA") agreement, which provides credit enhancement on the Company's tax-exempt projects, to provide separate collateralization on each project rather than a pool concept.

     The Company also received from FNMA a forward commitment, expiring July 13, 2002, to provide credit enhancement for the Fountains at Anaheim Hills property that the Company is currently developing. The commitment is subject to the completion of the project and the property achieving certain lease up and operating requirements. The $20 million in currently outstanding bonds subject to this commitment have a variable interest rate, after giving effect to credit enhancement and other costs, of 7.096% at December 31, 2000.

     In November 2000, the Company paid off its $150.0 million unsecured revolving credit agreement (the "Line of Credit") and terminated its Line of Credit. The interest rate payable under the Line of Credit was based on the leverage level of the Company and at the time of the payoff was LIBOR plus 1.30%.

  Stock Options

     The Company's share option plans provide for the acceleration of vesting upon certain events. Pursuant to the Company's Liquidation Plan, all options held by employees under the 1993 Share Option Plan and 1999 Long Term Stock Compensation Plan became 100% vested and employees exercised all outstanding stock options. Employee purchases of stock were financed primarily through short term notes bearing interest at rates ranging from 5.85% to 6.49%. In December 2000, liquidating distributions of $22.00 per share were distributed and employees repaid $41,122,000 of short term notes resulting from their exercise of stock options and the accrued interest thereon.

  Preferred Stock

     Preferred shares outstanding under the Senior Cumulative Convertible Class A series (the "Class A Preferred Stock") totaled 2,763,116 and are convertible into shares of common stock, on a one-for-one basis, subject to adjustment upon certain events. In December 2000, all of the Class A Preferred Stock outstanding were converted into 2,763,116 shares of the Company's common stock.

  Dividends and Distributions to Common Shareholders

     The Company declared cash dividends of $27,796,000, $35,117,000 and $33,805,000 to common shareholders during the years ended December 31, 2000, 1999 and 1998 respectively. Cash dividends paid to common shareholders totaled $36,898,000, $34,623,000 and $33,583,000 during the years ended December 31,
2000, 1999 and 1998, respectively. In addition, on December 15, 2000, the Company made a liquidation distribution of $573,815,000 to common shareholders of record on December 11, 2000. Dividends declared, paid and liquidating distributions per share are summarized as follows:

                                                                                    LIQUIDATING
                                            DIVIDENDS DECLARED    DIVIDENDS PAID    DISTRIBUTION
                                            ------------------    --------------    ------------
Year Ended December 31,
2000......................................        $1.32               $1.76            $22.00
1999......................................         1.73                1.72                --
1998......................................         1.69                1.68                --

  Shelf Registration Statement

     The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for the public issuance of securities in the aggregate amount of $300,000,000, covering the possible future issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company, none of which have been issued. Based on the shareholders' approval on November 9, 2000 of the Company's Liquidation Plan, no future issuances of securities under the Company's shelf registration will be made.

  Acquisitions and Improvements to Properties

     During 2000 the Company invested $58.2 million in real estate assets. Proceeds for these investments were generated primarily from the sale of six industrial properties in the first three quarters of 2000.

  Developments

     As of December 31, 2000, the Company had under development six multifamily properties for active seniors containing 1,202 units. Five of the properties are located in Southern California and one is located in Northern California.

  Liquidity

     At December 31, 2000, the Company had $33,492,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations and existing working capital.

     The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

     Cash provided by operating activities increased from $50,701,000 for the year ended December 31, 1998 to $56,149,000 for the year ended December 31, 1999 and to $62,420,000 for the year ended December 31, 2000. The primary reason for this increase relates to the additional rental income contributed by properties acquired and developed during 2000, 1999 and 1998.

     Cash used in investing activities decreased from $140,700,000 for the year ended December 31, 1998 to $31,488,000 for the year ended December 31, 1999. Cash provided by investing activities, for the year ended December 31, 2000 increased to $886,061,000 primarily as a result of the sales of a majority of the Company's industrial and multifamily property portfolios in the fourth quarter of 2000.

     Cash provided by financing activities decreased from $90,809,000 for the year ended December 31, 1998 to $24,760,000 for the year ended December 31, 1999 and then decreased to $917,166,000 for the year ended

December 31, 2000. The fluctuations were primarily a result of decreased borrowing activity associated with acquisitions in 1999 as compared to 1998 and shareholder distributions and debt repayments in 2000 as compared to the prior years.

     In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its shareholders of at least 95% of REIT taxable income (90% commencing January 1, 2001). The Company expects to use its cash flow from operating activities for distributions to shareholders and for payment of other expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

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

                                                  INTEREST RATE SENSITIVITY
                               PRINCIPAL AMOUNT AND AVERAGE INTEREST RATE BY EXPECTED MATURITY
                            ----------------------------------------------------------------------
                                 2001              2002         2003    2004    2005    THEREAFTER
                            --------------    --------------    -----   -----   -----   ----------
                                            (IN THOUSANDS, EXCEPT INTEREST RATES)
Mortgage Notes............         $ 9,912            $   --    $  --   $  --   $  --    $11,706
Construction Loans........          11,351             3,731       --      --      --         --
Tax Exempt Mortgage
  Debt....................              --                --       --      --      --     38,642
                            --------------    --------------    -----   -----   -----    -------
          Total...........         $21,263            $3,731    $  --   $  --   $  --    $50,348
                            ==============    ==============    =====   =====   =====    =======
Weighted Average Interest
  Rates...................
Mortgage Notes............            6.78%               --       --      --      --       7.30%
Construction Loans........   LIBOR + 1.525       LIBOR + 1.5
Tax Exempt Mortgage
  Debt....................              --                --       --      --               6.28%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements for a listing of the financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

BOARD OF DIRECTORS

     The Board of Directors is divided into three classes, having three-year terms that expire in successive years.

     Class I Directors. The following Class I directors were elected for terms ending in 2001:

GLENN L. CARPENTER                                           DIRECTOR SINCE 1993

     Mr. Carpenter, 58, has been Chairman of the board since 1996 and President, Chief Executive Officer and a director of the Company since its formation in 1993. Mr. Carpenter served as Chief Executive Officer of Santa Anita Realty Enterprises, Inc. ("Realty") from January 1992 until February 1994, and as President of Realty from December 1989 until February 1994. He was Chief Operating Officer of Realty from 1989 until 1991, and was Executive Vice President of Realty from 1988 until 1989. From 1986 until 1988, Mr. Carpenter served a Senior Vice President -- Operations of Realty, and has held a number of other positions with Realty since 1979. Mr. Carpenter has been a member of the National Association of Real Estate Investment trusts ("NAREIT") since 1980, has served on NAREIT's board of governors and is a member of the Urban Land Institute.

CHRISTINE GARVEY                                             DIRECTOR SINCE 1998

     Ms. Garvey, 55, is Vice President Real Estate and Workplace Resources at CISCO Systems, Inc. She served as the Group Executive Vice President, Head of Commercial Real Estate Services of Bank of America from 1992 to 1998. She serves as a Director of each of Catellus Development Corporation, Timberland Growth Corporation, San Francisco Architectural Heritage Foundation and Philharmonia Baroque Orchestra.

KEITH W. RENKEN                                              DIRECTOR SINCE 1994

     Mr. Renken, 66, is retired and formerly served as Managing Partner of Los Angeles office of Deloitte & Touche 1983-1990. He served as a Director of Coast Federal Bank and is an "Executive In Residence" in the teaching program at University of Southern California's School of Accounting.

     Class II Directors. The following Class II directors were elected for terms ending in 2002:

CARL C. GREGORY III                                          DIRECTOR SINCE 1997

     Mr. Gregory, 56, is the Chairman and Chief Executive Officer of West Capital Financial Services, Inc. and has served in this capacity since 1997. He is the former Chairman and Chief Executive Officer of MIP Properties, Inc., formerly a publicly-traded real estate investment trust (from 1991 to 1995) and is a Director of Apex Mortgage Capital, Inc.

DONALD E. LANGE                                              DIRECTOR SINCE 1998

     Mr. Lange, 55, is the immediate past President of Mortgage Bankers Association. He serves as President and Chief Executive Officer of Pacific Financial Services; and was formerly President and Chief Executive Officer of Weyerhaeuser Financial from 1971-1999.

JAMES E. QUIGLEY, 3RD                                        DIRECTOR SINCE 1997

     Mr. Quigley, 44, has been the Senior Vice President and Treasurer of Rothschild Realty since 1988; Director, Charter Oak, a subsidiary of Rothschild Realty, since 1989.

     Class III Directors. The following Class III directors were elected for terms ending in 2003:

JOHN F. KOOKEN                                               DIRECTOR SINCE 1994

     Mr. Kooken, 69, is retired. He is former Vice Chairman and Chief Financial Officer of Security Pacific Corporation, 1987 to 1992; director, California Federal Bank, Golden State Bank Corp., Southern California Healthcare Systems, and Huntington Memorial Hospital.

ROBERT E. MORGAN                                             DIRECTOR SINCE 1993

     Mr. Morgan, 81, is retired. He is former President, Coldwell Banker First Newport Corporation; former President, Coldwell Banker Real Estate Finance Services; former director of Santa Anita Realty Enterprises and Operating Company, 1975 to 1995.

     The board of directors met 12 times during 2000. Each director attended more than 75% of the total number of meetings of the Board and committees on which he or she served.

     The Board of directors has standing Executive, Compensation, Audit and Nominating and Corporate Governance Committees.

                           BOARD COMMITTEE MEMBERSHIP

                                                                                          NOMINATING &
                                                                                           CORPORATE
                                                   EXECUTIVE   COMPENSATION     AUDIT      GOVERNANCE
                      NAME                         COMMITTEE    COMMITTEE     COMMITTEE    COMMITTEE
                      ----                         ---------   ------------   ---------   ------------
Christine Garvey.................................     --
Carl C. Gregory III..............................     --                                      --
John F. Kooken...................................     --           --            --
Donald E. Lange..................................     --
Robert E. Morgan.................................                  --            --           --
James E. Quigley, 3rd............................     --                                      --
Keith Renken.....................................                  --            --           --

     Executive Committee. The Executive Committee has the authority to perform all the functions of the full Board, including approval of all real estate investments, subject to certain limitations prescribed by the Board and by Maryland law. The Executive Committee held three meetings during 2000.

     Audit Committee. The Audit Committee performs numerous functions, including review of the annual financial statements with both management and the independent auditors. The Audit Committee also recommends the engagement of the independent accounting firm and meets with the independent accountants regarding the scope and conduct of the annual audit. In addition, the committee may inquire about and discuss policies and procedures with respect to principles of business conduct, financial and accounting controls, compliance with the Foreign Corrupt Practices Act of 1977, areas of special concern and other related matters. The Audit Committee met four times during 2000.

     Compensation Committee. The Compensation Committee reviews the performance and effectiveness of the Chief Executive Officer and recommends an annual compensation level for the Chief Executive Officer to the Board of Directors. The Committee also sets the compensation level of all other officers, approves all grants of stock options and restricted stock and administers the Company's stock option and other employee benefit programs and plans. The Compensation Committee met four times during 2000.

     Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews governance issues and makes recommendations to the Board for committee assignments and chairmanships of the committees. The committee also considers candidates for appointment to the Board and other such duties delegated to it. The Nominating and Corporate Governance Committee met one time during 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than ten percent (10%) of a registered class of its equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such officers; directors, and beneficial owners are also required by Securities and Exchange Commission rules and regulations to furnish the Company with the copies of all Section 16 (a) forms they file. Based upon a review of filings with the SEC, the Company believes that all of the Company's directors and executive officers complied during fiscal 2000 with the reporting requirements of Section 16(a) of the Exchange Act.

OFFICERS AND KEY EMPLOYEES

     The executive officers and key employees of the Company are:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Glenn L. Carpenter...................  58     Chairman of the Board, President, Chief Executive
                                              Officer and Director
Donald G. Herrman....................  44     Executive Vice President, Chief Financial Officer and
                                              Secretary
Kimberly G. Solbakk..................  45     Senior Vice President of Apartment Operations
Angela M. Wixted.....................  46     Senior Vice President and Treasurer

     The following is a biographical summary of experience for the executive officers, and key employees of the Company, other than Mr. Carpenter, whose information appears on page 19.

     Donald G. Herrman has been Executive Vice President of the Company since May 1995, Senior Vice President, Secretary, and Chief Financial Officer of the Company since its formation in 1993, and served as Treasurer of the Company from February 1994 to October 1994. Mr. Herrman served as Vice President -- Finance and Secretary of Realty from January 1992 until February 1994, and as Realty's Treasurer from 1989 until February 1994. From 1985 until 1990, Mr. Herrman served as Controller of Realty.

     Kimberly G. Solbakk has served as Senior Vice President of Apartment Operations since December 1998, and Vice President of Apartment Operations since January 1996. Mr. Solbakk served as Director of Apartment Operations and Regional Manager for the Pacific Northwest apartment communities owned by the Company from August 1993 to December 1995. From 1991 to August of 1993, Ms. Solbakk served as a district manager for Lexford Properties in Irving, Texas.

     Angela M. Wixted has served as Senior Vice President and Treasurer since December 1998, and Vice President and Treasurer since March 1997. From October 1994 to March 1997, she served as Treasurer and Controller. Ms. Wixted served as a financial consultant for various clients from 1993 to 1994. From 1992 to 1993, Ms. Wixted was Controller for O'Donnell Property Services. From 1986 to 1992, Ms. Wixted served as CFO/Controller of SDC Investment, Inc. Ms. Wixted is a certified public accountant in California.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR AND EXECUTIVE COMPENSATION

  Compensation of Directors

     Base Compensation. Each non-employee director receives a retainer based on an annualized rate of $20,000, together with a fee of $1,000, per board or committee meeting attended ($1,250 for the chairman of each meeting). Directors who are also employees of the Company receive no additional compensation for service as directors.

     Options. Each non-employee director receives an automatic grant, on December 31st of each year, of options to purchase 5,000 shares of common stock. Each option grant permits the holder to purchase shares at their fair market value on the date of grant, which was $6.125 in the case of options granted in 2000. Upon appointment to the Board, non-employee directors receive a grant of options to purchase 5,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant.

  Summary Compensation Table

     The following table sets forth information concerning total compensation earned or paid to its Chief Executive Officer and to each of the four other most highly compensated officers and key employees of the Company and two other officers who were not employed by the Company as of the end of the fiscal year whose cash compensation exceeded $100,000 on an annualized basis for services rendered to the Company during each of the last three fiscal years.

                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                                         ANNUAL          -----------------------
                                                                     COMPENSATION(1)      AWARDS/     RESTRICTED
                                                          FISCAL   -------------------    OPTIONS       STOCK        ALL OTHER
            NAME                  PRINCIPAL POSITIONS      YEAR     SALARY     BONUS     GRANTED(2)    GRANTED     COMPENSATION
            ----                  -------------------     ------   --------   --------   ----------   ----------   -------------
Glenn L. Carpenter...........  Chairman of the Board,      2000    $375,000   $287,000         --           --     $3,975,000(3)
                               Chief Executive Officer     1999     350,000    252,494    265,000           --            15,530
                               and President               1998     330,000    203,000     40,000       70,000             7,500
Donald G. Herrman............  Executive Vice President/   2000    $230,000   $164,000         --           --     $1,696,000(3)
                               Chief Financial Officer     1999     220,000    139,000    145,000           --             9,900
                               and Secretary               1998     200,000    106,800     25,000      115,000             6,057
Lonnie P. Nadal..............  Senior Vice President of    2000    $200,000   $110,000         --           --     $1,214,000(3)
                               Acquisitions                1999     200,000     95,000     80,000           --             9,000
                                                           1998     188,800     97,320     15,000       15,000             7,500
Angela M. Wixted.............  Senior Vice President and   2000    $140,000   $ 84,000         --           --      $ 994,000(3)
                               Treasurer                   1999     134,000     59,300     80,000           --                --
                                                           1998     125,000     22,500     15,000        5,000                --
Kimberly G. Solbakk..........  Senior Vice President of    2000    $136,000   $ 88,000         --           --      $ 954,000(3)
                               Apartment Operations        1999     130,000     58,025     80,000           --                --
                                                           1998     120,750                15,000           --                --

     Former Executive Officers (Resigned effective as of November 22, 2000)

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                                      ANNUAL        -----------------------
                                                                 COMPENSATION(1)     AWARDS/     RESTRICTED
                                                       FISCAL   ------------------   OPTIONS       STOCK         ALL OTHER
           NAME                PRINCIPAL POSITIONS      YEAR     SALARY    BONUS    GRANTED(2)    GRANTED     COMPENSATION(3)
           ----                -------------------     ------   --------  --------  ----------   ----------   ---------------
J.R. Wetzel...............  Executive Vice President    2000    $240,000  $158,000        --           --       $1,677,000
                            of Operations               1999     225,000   141,250   145,000           --            5,063
                                                        1998     200,000    91,000    75,000      301,000               --
Robert A. Dewey...........  Senior Vice President of    2000    $175,000  $110,000        --           --       $1,110,000
                            Industrial Operations       1999     150,000    90,000    80,000           --            6,750
                                                        1998     150,000    74,300    15,000       15,000            6,750

---------------
(1) The Company provides automobiles and club memberships to certain key employees, including certain officers listed above, the value of which is not included in the table above and which in any case did not exceed the lesser of $50,000 or 10% of the annual salary and bonus of any individual for the applicable year.

(2) The amount shown represents the number of shares purchasable upon exercise of options granted under the Company's Share Option Plans. The options shown as granted in 1999 were granted effective as of three dates: (a) February 25, 1999 with an exercise price of $20.125 with vesting occurring in equal installments on each of the first five anniversaries of the date of grant;
    (b) March 11, 1999 with an exercise price of $18.938 and vesting in equal installments on each of the first five anniversaries of the date of grant;
    (c) September 9, 1999 with an exercise price of $20.75. The September 9, 1999 options consisted of fixed and variable stock options. The fixed options were to vest in equal installments on each of the first three anniversaries of the date of the grant. The variable options were subject to performance based vesting criteria. The options shown as granted in 1998 were granted effective as of the three dates: (a) May 11, 1998 with an exercise price of $22.563 with vesting occurring in equal installments on each of the first five anniversaries of the date of grant; (b) December 2, 1998 with an exercise price of $19.50 and vesting in equal installments on each of the first five anniversaries of the date of grant; and (c) December 2, 1998 with an exercise price of $19.938 and vesting in equal installments on each of the first five anniversaries of the date of the grant. The Company's fourth quarter 2000 sale of its industrial portfolio resulted in accelerated vesting of all such options.

(3) The amount includes two times 1999 bonus, annual base salary and auto allowance (three times in the case of Glenn Carpenter, except for auto allowance which was not paid to Mr. Carpenter). Amounts also include excise tax gross up, club memberships, accrued vacation and other miscellaneous compensation.

SHARE OPTION PLANS

     The Company adopted the 1993 Share Option Plan (the "1993 Plan") to provide incentives to attract and retain officers and employees. In 1998, the Company amended the 1993 Plan to increase the number of shares for which options may be granted from 1,050,000 shares to 2,300,000 shares. The 1993 Plan provides for grants of options to purchase a specified number of shares of common stock, awards of restricted common stock, and grants of stock appreciation rights. Under the 1993 Plan the total number of common shares available to be granted is 2,300,000, 300,000 shares of which have been reserved for awards to non-employee directors. Participants in the 1993 Plan who are officers or any other employees of the Company are selected by the Compensation Committee. Directors of the Company are also eligible to participate, but in the case of directors who are not also employees, only pursuant to automatic grants under a specified formula set forth in the 1993 Plan. No employee may receive a grant of options for more than 100,000 shares of common Stock in any calendar year.

     In 1999 the Company adopted a long-term stock compensation plan ("1999 Plan"). Under this plan, options to acquire 845,000 shares at an exercise price of $20.75 per share were granted to officers of the Company. Of the options, 210,000 were fixed options, which were to vest in three equal installments at the end of years 1999, 2000 and 2001. The remaining 635,000 options were variable and reflect the "Maximum" number that could vest if the highest level of performance-based vesting criteria was achieved.

     Both the 1993 Plan and the 1999 Plan provide for early vesting of shares in the event of a change in control of the Company. A change of control occurred in November of 2000 due to the sale of the industrial portfolio and each of the executive officers were immediately vested in all restricted stock and stock options (in the case of the variable options at the maximum level).

     Options/SAR Grants in Last Fiscal Year. There were no options or SARs awarded in 2000 to the executive officers during the fiscal year ended December 31, 2000.

     The following table sets forth certain information regarding the stock options exercised by the executive officers during the fiscal year ended December 31, 2000. Each of the executive officers exercised all of their stock options in 2000 and no options were held by the executive officers as of December 31, 2000.

                                                  SHARES ACQUIRED
                      NAME                          ON EXERCISE      VALUE REALIZED
                      ----                        ---------------    --------------
Glenn Carpenter.................................      483,000          $2,660,000
Donald G. Herrman...............................      292,500           1,582,000
Lonnie P. Nadal.................................      197,000             944,000
Angela M. Wixted................................      151,000             953,000
Kimberly G. Solbakk.............................      150,250             977,000
J.R. Wetzel.....................................      220,000           1,286,000
Robert A. Dewey.................................      156,000             800,000

DEFERRED COMPENSATION PLAN

     The Company has established a deferred compensation plan (the "Deferred Compensation Plan") pursuant to which certain highly-compensated or management employees of the Company may elect to defer payment of a percentage of the compensation payable to them by the Company. Pursuant to the Deferred Compensation Plan, the Company may make certain matching contributions equal to the amounts of compensation elected to be deferred under the Deferred Compensation Plan, and may also make other discretionary contributions. All amounts deferred by employees and all contributions made by the Company under the Deferred Compensation Plan are held in an investment fund. The Deferred Compensation Plan is intended to be a nonqualified plan under the Code.

     Mr. Carpenter received credit under the Deferred Compensation Plan for years of service with Realty. The Company assumed the obligations of Realty and Mr. Carpenter is fully vested. Annualized examples of the benefits, commencing at age 65, are set forth below. The examples assume retirement as of December 31, 2000 after assumed years of service.

                           DEFERRED COMPENSATION PLAN
                  ESTIMATED ANNUAL BENEFITS PAYABLE AT AGE 65

                                                        YEARS OF SERVICE
                                 --------------------------------------------------------------
            SALARY                  5         10         15         20         25         30
            ------               -------    -------    -------    -------    -------    -------
$100,000.......................  $21,248    $17,495    $13,743    $ 9,991    $ 6,238    $ 7,486
 125,000.......................   26,461     21,672     16,883     12,093      7,304      8,765
 150,000.......................   31,674     25,848     20,022     14,196      8,370     10,044
 175,000.......................   37,095     30,439     23,784     17,128     10,472     12,567
 200,000.......................   43,345     36,689     30,034     23,378     16,722     20,067
 225,000.......................   49,595     42,939     36,284     29,628     22,972     27,567
 250,000.......................   55,845     49,189     42,534     35,878     29,222     35,067
 275,000.......................   62,095     55,439     48,784     42,128     35,472     42,567
 300,000.......................   68,345     61,689     55,034     48,378     41,722     50,067
 325,000.......................   74,595     67,939     61,284     54,628     47,972     57,567
 350,000.......................   80,845     74,189     67,534     60,878     54,222     65,067

THRIFT PLAN

     The Company has established a thrift plan under which employees may elect to contribute up to 21% of their annual compensation on a combination before-and-after tax basis, excluding bonuses. Contributions by the employee are matched by the Company at 75% rate with total matching contributions not exceeding a maximum of 4 1/2% of the contributing employee's annual compensation up to a maximum of 6% of compensation. Matching contributions and employee contributions are invested in a fixed income fund, various growth funds, or a combination thereof, according to the employee's choice. The Plan provides for 20% vesting of contributions by the Company for each full year of service, increasing to 100% vesting of contributions by the Company for each full year of service, increasing to 100% vesting after five years of service. (See "Compensation" above for the amounts contributed by the Company during 1999 for the benefit of its officers.)

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company had an employment agreement or change of control agreements with its executives as described below. These agreements entitled them to certain benefits upon a change of control of Pacific Gulf. The board of directors determined that a change of control occurred under both the employment agreement and under the change of control agreements upon the fourth quarter sale of the industrial portfolio. The board of directors also determined that each of the executives had good reason to terminate his or her employment due to a reduction in duties, responsibilities or salary from the industrial portfolio sale. These executives did in fact terminate their employment with the Company at the closing of the sale of the industrial properties, thereby entitling them to the benefits described below, and Carpenter, Herrman, Nadal, Solbakk and Wixted were immediately rehired by Pacific Gulf on an at will basis.

EMPLOYMENT AGREEMENT

     The Company had entered into an employment agreement with Mr. Carpenter. The following summary of the material terms of such agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which has been filed as an exhibit to Pacific Gulf Properties' Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998.

     Mr. Carpenter's employment agreement provided that, upon the sale of the industrial portfolio, Mr. Carpenter became entitled to the following: (i) the immediate vesting of all restricted stock, stock options and other awards issued by Pacific Gulf to Mr. Carpenter and all unvested employer contributions in Mr. Carpenter's 401(k) account, (ii) a cash severance payment equal to three times the sum of (A) Mr. Carpenter's base salary then in effect and (B) the highest annual bonus received by Mr. Carpenter during the five fiscal years ended prior to his termination date, (iii) medical, dental and hospitalization benefits, and life, disability and accident insurance coverage for Mr. Carpenter and his dependents and beneficiaries, at the Company's expense, for 36 months after the sale, unless such coverage is sooner replaced by a new employer, (iv) payments in respect of excise taxes to which Mr. Carpenter may be subject, as described below, and (v) certain other benefits including outplacement services.

CHANGE OF CONTROL AGREEMENTS

     The Company had entered into change of control agreements with the following executive officers: Mr. Herrman, Mr. Wetzel, Mr. Nadal, Mr. Dewey, Ms. Solbakk and Ms. Wixted. The following summary of the material terms of such agreements is qualified in its entirety by reference to the full text of the Form of Change of Control Agreement, a copy of which has been filed as an exhibit to our Annual Report on Form 10-K filed with the Commission on March 30, 1998.

     Under the change of control agreements, upon the sale of the industrial portfolio, each of these executives became entitled to the following: (i) the immediate vesting of all restricted stock, stock options and other awards issued by Pacific Gulf and all unvested employer contributions in their 401(k) accounts, (ii) a cash severance payment equal to two times the sum of (A) the executive's annual base salary plus (B) the executive's annual bonus for the fiscal year immediately preceding the change of control, (iii) medical, dental and hospitalization benefits for the executive and his or her dependents and beneficiaries, at our expense, for 24 months after the sale, unless such coverage is sooner replaced by a new employer, (iv) payments in respect of excise taxes to which the executive may be subject, as described below, and (v) certain other benefits including outplacement services.

EXCISE TAXES

     Mr. Carpenter's employment agreement and the change of control agreements also contained an excise tax gross-up provision that requires Pacific Gulf to reimburse each executive for any excise tax imposed under Section 4999 of the Internal Revenue Code, any interest and penalties thereon, and any income taxes or excise taxes imposed on the gross-up payments. This provision is intended to put the executive in the same position as if no excise tax had been imposed. The gross-up provision applies to any payments to the executives with respect to Pacific Gulf, whether or not such payments are made pursuant to Mr. Carpenter's employment agreement or the change of control agreements.

     The excise tax is equal to 20% of any "excess parachute payment." A payment to an employee is an excess parachute payment to the extent that total "parachute payments" to such employee exceed his or her "base amount," except that the excise tax is not imposed unless the total parachute payments to such employee exceed three times such employee's base amount. "Parachute payments" are compensatory payments contingent on a change in ownership or effective control of Pacific Gulf or a substantial portion of its assets, and the "base amount" for any employee is equal to his or her average annual compensation for the five-year period preceding the year of the triggering event (or such shorter period as the individual has been employed by Pacific Gulf).

     Severance payments and certain other payments under Mr. Carpenter's employment agreement and the change of control agreements constituted parachute payments for purposes of the excise tax. In addition, acceleration of vesting under the option, restricted stock and other plans, whether the acceleration occurs pursuant to such plans or pursuant to the change of control agreements, has been treated as parachute payments to the extent of the value of the acceleration.

     The Company was required to make payments to the executive officers in respect of excise taxes incurred by them of $5,877,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

     Except as set forth below, the Company knows of no single person or group that is the beneficial owner of more than 5% of the Company's common stock.

                                                              AMOUNT AND NATURE OF    PERCENT
            NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP    OF CLASS
            ------------------------------------              --------------------    --------
Five Arrows Realty Securities L.L.C.(1).....................       2,763,116            10.6%
  1251 Avenue of the Americas
  44th Floor
  New York, NY 10020
Heitman/PRA Securities Advisors LLC(2)......................       1,625,755             6.2%
  180 North LaSalle Street
  Chicago, ILL 60601
Morgan, Stanley Dean Witter & Co.(3)........................       1,550,154             5.9%
  1585 Broadway
  New York, NY 10036

---------------
(1) As holder of all of the outstanding shares of preferred stock, Five Arrows Realty Securities L.L.C. ("Five Arrows") maintains the contractual right to elect one director to the Board, and Five Arrows has previously elected Mr. James Quigley, 3rd as a Class II director. The shares of Class A Preferred Stock held by Five Arrows were converted into Common shares in December 2000. Pursuant to the Company's Charter, Five arrows has the right to vote such shares at the Annual Meeting. The percent of class with respect to Five Arrows has been calculated assuming that all of the shares of Class A Preferred Stock were converted into Common Stock.

(2) Information regarding ownership of common shares by Heitman/PRA is included in reliance upon information set forth in an Schedule 13G filed by Heitman PRA on February 8, 2001. Heitman/PRA has indicated in such Schedule 13G that all shares are owned by various investment advisory clients of Heitman/PRA and that Heitman/PRA is deemed to be the beneficial owner of such shares pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(3) Information regarding ownership of common shares by Morgan Stanley is included in reliance upon information set forth in an Amended Schedule 13G filed by Morgan Stanley on February 8, 2001. Morgan Stanley has indicated in such Schedule 13G that all shares are owned by various investment advisory clients of Morgan Stanley and that Morgan Stanley is deemed to be the beneficial owner of such shares pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     The following table shows the amount of common stock of the Company beneficially owned (unless otherwise indicated) by the Company's directors, the executive officers of the Company named in the Summary Compensation Table below and the directors and executive officers of the Company as a group. Except as otherwise indicated, all information is as of December 31, 2000.

                        COMMON SHARES BENEFICIALLY OWNED

                                                 AGGREGATE NUMBER OF
                                                 SHARES BENEFICIALLY    ACQUIRABLE WITHIN    PERCENT OF
               BENEFICIAL OWNER                       OWNERS(1)            60 DAYS(2)          CLASS
               ----------------                  -------------------    -----------------    ----------
Glenn L. Carpenter.............................         550,389(3)                0             2.1%
Donald G. Herrman..............................         321,076(4)                0               *
Lonnie P. Nadal................................         208,183                   0               *
Angela M. Wixted...............................         158,417(6)                0               *
Kimberly G. Solbakk............................         151,985(7)                0               *
J.R. Wetzel....................................         235,000                   0               *
Robert A. Dewey................................         161,517(5)                0               *
Christine Garvey...............................          20,000               5,000               *
Carl C. Gregory, III...........................          31,445               5,000               *
John F. Kooken.................................          41,800               5,000               *
Donald E. Lange................................          22,000               5,000               *
Robert E. Morgan...............................          71,170               5,000               *
James E. Quigley, 3rd..........................          24,600               5,000               *
Keith W. Renken................................          34,000               5,000               *
All officers and directors as a group (14
  persons).....................................       2,031,582              35,000             8.2%

---------------
 *  Represents less than 1% of the Company's outstanding common stock.

(1) The number of shares shown includes shares that (i) are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority and (ii) could be purchased by the exercise of options exercisable as of April 3, 2001 or within 60 days thereafter under the Company's stock option plans.

(2) The number of shares listed sets for the number of shares that each person may acquire pursuant to the exercise of options exercisable at December 31, 2000 or within 60 days thereafter.

(3) Includes 5,781 shares allocated to Mr. Carpenter in the Company's Thrift
    Plan.

(4) Includes 4,100 shares allocated to Mr. Herrman in the Company's Thrift Plan.

(5) Includes 919 shares allocated to Mr. Dewey in the Company's Thrift Plan.

(6) Includes 204 shares allocated to Ms. Wixted in the Company's Thrift Plan.

(7) Includes 404 shares allocated to Ms. Solbakk in the Company's Thrift Plan.

ITEM 13. CERTAIN RELATIONSHIP AND OTHER TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on October 6, 2000, describing under Items 5 and 7 the announcement of a special meeting of shareholders to be held November 9, 2000.

     The Company filed a report on Form 8-K on November 9, 2000, describing under Items 5 and 7 the approval by shareholders of the Company's sale of its industrial properties portfolio to CalWest Industrial Properties, LLC, as well as the sale of the Company's remaining assets and subsequent liquidation and dissolution.

     The Company filed a report on Form 8-K on November 28, 2000, describing under Items 5 and 7 the close of escrow on the industrial portfolio of the Company to CalWest Industrial Properties, LLC.

     The Company filed a report on Form 8-K on December 5, 2000, describing under Items 5 and 7 the announcement of a special liquidating distribution to shareholders.

     The Company filed a report on Form 8-K on December 7, 2000, describing under Items 2, 5 and 7 the completion of its transaction with CalWest, the disposition of Daisy 5, Daisy 12, Daisy 17, Lariat, Daisy 19, Daisy 20, Sunnyside II, Sunnyside III, and Raintree apartments and the probable disposition of Daisy 16 apartments.

     The Company filed a report on Form 8-K on December 26, 2000, describing under Items 5 and 7 the deletion of three properties from the sale of its industrial properties portfolio to CalWest Industrial Properties, LLC.

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

Date: March 30, 2001

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

            /s/ CHRISTINE GARVEY                                 Director
---------------------------------------------
              Christine Garvey

          /s/ CARL C. GREGORY, III                               Director
---------------------------------------------
            Carl C. Gregory, III

             /s/ JOHN F. KOOKEN                                  Director
---------------------------------------------
               John F. Kooken

             /s/ DONALD E. LANGE                                 Director
---------------------------------------------
               Donald E. Lange

            /s/ ROBERT E. MORGAN                                 Director
---------------------------------------------
              Robert E. Morgan

          /s/ JAMES E. QUIGLEY, 3RD                              Director
---------------------------------------------
            James E. Quigley, 3rd

             /s/ KEITH W. RENKEN                                 Director
---------------------------------------------
               Keith W. Renken

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                          PACIFIC GULF PROPERTIES INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                               DECEMBER 31, 2000

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
  Report of Independent Auditors............................   F-2
  Consolidated Statement of Net Assets in Liquidation at
     December 31, 2000......................................   F-3
  Consolidated Balance Sheet at December 31, 1999...........   F-4
  Consolidated Statements of Operations.....................   F-5
  Consolidated Statements of Shareholders' Equity...........   F-6
  Consolidated Statements of Cash Flows.....................   F-7
  Notes to Consolidated Financial Statements................   F-8
SCHEDULE FILED AS PART OF THIS REPORT
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  F-24

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Pacific Gulf Properties Inc.

     We have audited the statements of consolidated net assets in liquidation as of December 31, 2000 and consolidated balance sheet as of December 31, 1999 of Pacific Gulf Properties Inc., and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 1 to the financial statements, the Company's shareholders have approved a plan to sell the Company's assets and to liquidate and dissolve the Company. Accordingly, effective December 31, 2000, the Company changed its basis of accounting from a going concern basis to the liquidation basis of accounting.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Pacific Gulf Properties Inc. at December 31, 2000, the consolidated financial position of Pacific Gulf Properties Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Irvine, California
February 15, 2001, except for Note 11
as to which the date is March 9, 2001

                          PACIFIC GULF PROPERTIES INC.

              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               DECEMBER 31, 2000
                              (LIQUIDATION BASIS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

Real estate properties held for sale........................  $179,628
Cash and cash equivalents...................................    33,492
Accounts and other receivables..............................     1,213
Other assets................................................    11,055
                                                              --------
                                                              $225,388
                                                              ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Loans payable.............................................  $ 75,342
  Accounts payable and accrued liabilities..................    10,434
                                                              --------
                                                                85,776
Minority interests in consolidated partnerships.............     1,608
Commitments and contingencies
Shareholders' equity
  Preferred shares; $.01 par value; 10 million shares
     authorized; Senior Cumulative Convertible Class A
     Preferred Stock; no shares outstanding.................        --
  Preferred shares, $.01 par value; 300,000 shares
     authorized; Class C Junior Participating Cumulative
     Preferred Stock; no shares outstanding.................        --
  Common shares, $.01 par value; 100,000,000 shares
     authorized; 26,082,506 issued and outstanding..........       261
  Additional paid-in capital................................   137,743
  Retained earnings.........................................        --
                                                              --------
                                                               138,004
                                                              --------
                                                              $225,388
                                                              ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999
                             (GOING CONCERN BASIS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

Real estate properties......................................  $870,112
Cash and cash equivalents...................................     2,177
Accounts and other receivables..............................     4,005
Other assets................................................    15,627
                                                              --------
                                                              $891,921
                                                              ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Loans payable.............................................  $418,343
  Accounts payable and accrued liabilities..................    17,244
  Dividends payable.........................................    10,366
                                                              --------
                                                               445,953
Minority interests in consolidated partnerships.............    18,077
Commitments and contingencies
Shareholders' Equity
  Preferred shares, $.01 par value; 10,000,000 shares
     authorized, 2,763,116 Senior Cumulative Convertible
     Class A shares outstanding.............................        28
  Preferred shares, $.01 par value; 300,000 shares
     authorized; Class C Junior Participating Cumulative
     Preferred Stock; no shares outstanding.................        --
  Common shares, $.01 par value; 100,000,000 shares
     authorized; 20,685,402 shares outstanding..............       207
  Less: restricted stock and notes receivable issued for
     common stock...........................................    (1,193)
  Additional paid-in capital................................   424,632
  Retained earnings.........................................     4,217
                                                              --------
                                                               427,891
                                                              --------
                                                              $891,921
                                                              ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Rental income
  Industrial properties....................................   $ 97,909      $ 98,288      $ 76,271
  Multifamily properties...................................     25,797        25,880        36,858
                                                              --------      --------      --------
                                                               123,706       124,168       113,129
EXPENSES
Rental property expenses
  Industrial properties....................................     21,888        21,570        16,746
  Multifamily properties...................................      8,752         9,334        13,751
                                                              --------      --------      --------
                                                                30,640        30,904        30,497
Depreciation...............................................     27,409        26,117        20,386
Interest (including amortization of debenture discount and
  financing costs of $626, $801 and $1,129,
  respectively)............................................     23,800        27,242        25,758
General and administrative.................................      7,953         7,165         5,903
Minority interests in earnings of consolidated
  partnerships.............................................      1,077         1,342         1,024
                                                              --------      --------      --------
                                                                90,879        92,770        83,568
                                                              --------      --------      --------
Income before gain on sales of real estate.................     32,827        31,398        29,561
Gains on sales of real estate..............................    222,346         8,472        35,292
                                                              --------      --------      --------
Net income.................................................    255,173        39,870        64,853
Less preferred dividend requirements.......................      3,793         4,971         4,856
                                                              --------      --------      --------
Income available to common shareholders....................   $251,380      $ 34,899      $ 59,997
                                                              ========      ========      ========
EARNINGS PER SHARE
  Basic....................................................   $  11.79      $   1.73      $   3.01
                                                              ========      ========      ========
  Diluted..................................................   $  10.40      $   1.71      $   2.76
                                                              ========      ========      ========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               NOTES
                                                                            RECEIVABLE
                                                                            ISSUED FOR                    RETAINED
                                                                              COMMON                      EARNINGS
                                         COMMON STOCK     PREFERRED STOCK    STOCK AND    ADDITIONAL   (DISTRIBUTIONS
                                        ---------------   ---------------   RESTRICTED     PAID-IN       IN EXCESS
                                        SHARES   AMOUNT   SHARES   AMOUNT      STOCK       CAPITAL      OF EARNINGS)      TOTAL
                                        ------   ------   ------   ------   -----------   ----------   --------------   ---------
BALANCE -- December 31, 1997..........  19,968    $200     2,763    $ 28     $   (818)    $ 411,187      $ (21,757)     $ 388,840
Common Shares Issued..................      50       1        --      --           --           932             --            933
Preferred Shares Issued...............      --      --        --      --           --           (26)            --            (26)
Net Issuance of Restricted Stock......      --      --        --      --         (385)           --             --           (385)
Dividends on Common Shares............      --      --        --      --           --            --        (33,805)       (33,805)
Dividends on Preferred Shares.........      --      --        --      --           --            --         (4,856)        (4,856)
Net Income............................      --      --        --      --           --            --         64,853         64,853
                                        ------    ----    ------    ----     --------     ---------      ---------      ---------
BALANCE -- December 31, 1998..........  20,018    $201     2,763    $ 28     $ (1,203)    $ 412,093      $   4,435      $ 415,554
Common Shares Issued..................     667       6        --      --           --        12,357             --         12,363
Net Compensation earned on restricted
  stock and options...................      --      --        --      --           10           182             --            192
Dividends on Common Shares............      --      --        --      --           --            --        (35,117)       (35,117)
Dividends on Preferred Shares.........      --      --        --      --           --            --         (4,971)        (4,971)
Net Income............................      --      --        --      --           --            --         39,870         39,870
                                        ------    ----    ------    ----     --------     ---------      ---------      ---------
BALANCE -- December 31, 1999..........  20,685    $207     2,763    $ 28     $ (1,193)    $ 424,632      $   4,217      $ 427,891
Common Shares Issued..................   2,635      26        --      --      (41,122)       59,711             --         18,615
Retirement of Treasury shares.........      --      --        --      --           --          (586)            --           (586)
Net compensation earned on restricted
  stock...............................      --      --        --      --        1,193            --             --          1,193
Collection of notes receivable from
  common stock issuance...............      --      --        --      --       41,122            --             --         41,122
Preferred Shares Converted to Common
  Shares..............................   2,763      28    (2,763)    (28)          --            --             --             --
Dividends on Common Shares............      --      --        --      --           --            --        (27,796)       (27,796)
Dividends on Preferred Shares.........      --      --        --      --           --            --         (3,793)        (3,793)
Liquidating Distributions.............      --      --        --      --           --      (346,014)      (227,801)      (573,815)
Net Income............................      --      --        --      --           --            --        255,173        255,173
                                        ------    ----    ------    ----     --------     ---------      ---------      ---------
BALANCE -- December 31, 2000..........  26,083    $261        --    $ --     $     --     $ 137,743      $      --      $ 138,004
                                        ======    ====    ======    ====     ========     =========      =========      =========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999        1998
                                                           ---------    --------    ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.............................................  $ 255,173    $ 39,870    $  64,853
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation........................................     27,409      26,117       20,386
     Amortization of debenture discount and financing
       costs.............................................        626         801        1,129
     Minority interests in earnings of consolidated
       partnerships......................................      1,077       1,342        1,024
     Gains on sales of real estate.......................   (222,346)     (8,472)     (35,292)
     Compensation recognized related to restricted stock
       issued to employees...............................      1,193          10         (385)
     Compensation recognized related to options issued to
       employees.........................................        242         182           --
     Net (increase) decrease in other assets.............      5,855      (3,849)      (7,370)
     Net increase (decrease) in liabilities..............     (6,809)        148        6,356
                                                           ---------    --------    ---------
          Net cash provided by operating activities......     62,420      56,149       50,701
                                                           ---------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and improvements to properties............    (31,260)    (32,265)    (201,160)
  Development expenditures...............................    (47,569)    (31,063)     (31,565)
  Net proceeds from sales of real estate.................    964,890      31,840       92,025
                                                           ---------    --------    ---------
  Net cash provided by (used in) investing activities....    886,061     (31,488)    (140,700)
                                                           ---------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from unsecured line of credit.................     25,150      36,150      236,419
  Repayment of unsecured line of credit..................   (148,800)    (46,250)    (119,869)
  Proceeds from mortgage notes payable...................         --      15,500       18,300
  Repayment of mortgage notes payable....................   (236,228)     (9,355)     (28,411)
  Proceeds from construction loans.......................     16,878      18,453       19,515
  Repayment of construction loans........................         --          --       (5,962)
  Debentures converted to common shares..................         --        (304)        (348)
  Issuance of common shares..............................     18,615         424          907
  Collection of notes receivable from common stock
     issuance............................................     41,122          --           --
  Repurchase of treasury stock...........................       (586)         --           --
  Minority interests contributions (distributions).......    (17,546)     (1,077)       7,462
  Dividends on common shares.............................    (36,898)    (34,623)     (33,583)
  Dividends on preferred shares..........................     (5,058)     (3,678)      (3,621)
  Liquidating distributions on common shares.............   (573,815)         --           --
                                                           ---------    --------    ---------
  Net cash (used in) provided by financing activities....   (917,166)    (24,760)      90,809
                                                           ---------    --------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents.....     31,315         (99)         810
Cash and Cash Equivalents -- Beginning of Period.........      2,177       2,276        1,466
                                                           ---------    --------    ---------
Cash and Cash Equivalents -- End of Period...............  $  33,492    $  2,177    $   2,276
                                                           =========    ========    =========

                            See accompanying notes.

                          PACIFIC GULF PROPERTIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Pacific Gulf Properties Inc. was incorporated in Maryland in August 1993 and commenced operations on February 18, 1994. The Company operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and is in the process of liquidating. Prior to the adoption of the Company's liquidation plans, the Company owned, operated, leased, acquired, rehabilitated and developed light industrial and business park properties and multifamily properties including active senior and family-style apartment communities.

PLAN OF LIQUIDATION

     In the fourth quarter of 2000, the Company's shareholders approved a plan to sell the Company's assets and to liquidate and dissolve the Company (the "Liquidation Plan"). Net sales proceeds and available cash from the sale of the Company's assets and liquidation will be used to satisfy debts and obligations with remaining funds distributed to the shareholders. It is presently estimated that the liquidation will be substantially completed during 2001, although there can be no assurance thereof. Net proceeds available to the Company will be distributed as determined by the Board of Directors. Although it is expected that the Company will continue to qualify as a REIT until its dissolution, no assurance can be given that the Company will not lose or terminate its status as a REIT.

BASIS OF PRESENTATION

     As a result of the shareholders' approval of the Liquidation Plan, the Company changed its basis of accounting from the going concern basis to the liquidation basis, effective December 31, 2000. Accordingly, a consolidated statement of net assets in liquidation at December 31, 2000 has been presented to provide more relevant information. The Company's statements of operations, shareholders' equity and cash flows have been presented using accounting principles applicable to a going concern.

     The consolidated financial statements include Pacific Gulf Properties Inc. and all subsidiaries and partnerships over which it exercises control (the "Company"). The Company's controlled partnerships and subsidiaries include PGP Inland Communities, L.P., PGP -- Terrace Gardens Holdings Inc., PGP -- Morning View Terrace Holdings Inc., PGP Northern Industrial, L.P., PGP Southern Industrial II, L.P., Pacific Inland Communities LLC and PGP Von Karman Properties. Minority interests represent the ownership interests of outside limited partners in certain of the partnerships controlled by the Company. All intercompany accounts and transactions have been eliminated in consolidation.

REAL ESTATE ASSETS

     As a result of the Liquidation Plan, as of December 31, 2000, all of the Company's real estate assets are held for sale. In accordance with Statement of Financial Accounting Standards ("Statement") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell. The Company ceased depreciating its real estate assets in connection with the Liquidation Plan.

     Prior to the adoption of the Liquidation Plan, real estate assets consisted of operating properties and properties under development. Operating properties were held for investment and carried at historical cost less accumulated depreciation. Cost includes the cost of land and completed buildings and related improvements.

                          PACIFIC GULF PROPERTIES INC.

Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation was generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 40 years. Upon the retirement or disposal of depreciable property, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations. Properties under development are carried at cost. The cost of development includes land acquisition and infrastructure costs, direct and indirect construction costs and carrying costs including interest and taxes. Land acquisition and infrastructure costs were allocated to components of properties based on relative fair value. Interest and property taxes were capitalized to properties while development activities are in progress. Upon the completion of a project or property under development, all related holding and operating costs are expensed as incurred.

     The Company follows the provisions of EITF 97-11, Accounting for Internal Costs Related to Real Estate Property Acquisitions and capitalizes internal acquisition costs associated with properties under development.

CASH AND CASH EQUIVALENTS

     Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     Accounts receivable are net of an allowance for uncollectible accounts totaling $577,000 and $1,012,000 at December 31, 2000 and 1999, respectively.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants and security deposits are also obtained.

FINANCING COSTS

     Financing costs are included in other assets and consist of loan fees and other loan costs. Loan fees and other loan costs are amortized over the term of the respective loan. Amortization of financing costs is included in interest expense. Unamortized finance costs relating to loans paid off as a result of the disposition of the associated real estate are deducted from gains on sales of real estate.

RENTAL INCOME

     Rental income from industrial leases is recognized on a straight-line basis over the related lease term. As a result, deferred rent is created when rental income is recognized during free rent periods of a lease. Deferred rent is included in other assets, evaluated for collectibility and amortized over the lease term. At December 31, 2000, deferred rent totaled $747,000.

     Rental income from multifamily leases is recognized when due from tenants. Apartment units are rented under lease agreements with terms of one year or less.

                          PACIFIC GULF PROPERTIES INC.

INTEREST

     Interest incurred for the years ended December 31, 2000, 1999 and 1998 totaled $26,879,000, $29,757,000 and $28,810,000, respectively. Interest incurred in 1999 and 1998 includes $615,000, and $1,041,000 related to the Company's convertible subordinated debentures, respectively.

     For the years ended December 31, 2000, 1999 and 1998, the Company capitalized $3,079,000, $2,515,000 and $3,052,000 of interest related to properties under development

     Interest paid for the years ended December 31, 2000, 1999 and 1998 totaled $31,064,000, $29,448,000, and $27,732,000, respectively.

STOCK-BASED COMPENSATION

     The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" for all plans adopted after January 1, 1999. For stock-based compensation plans established prior to January 1, 1999, the Company continues to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees." The adoption of this Standard in 1999 had no material effect on the Company's financial statements.

GAINS ON SALES OF REAL ESTATE

     Gains on sales of real estate are recognized by the Company when title to the real estate passes to the buyer, an adequate down payment is received, the collectibility of notes received from buyers, if any, is reasonably assured, and all other conditions necessary for profit recognition have been satisfied.

INCOME TAXES

     The Company has elected to be taxed as a REIT. As a REIT, the Company is generally not subject to income taxes. To maintain its REIT status, the Company is required to distribute annually as dividends at least 95% of its REIT taxable income, as defined by the Internal Revenue Code ("IRC"), to its shareholders, among other requirements. The Company has met these minimum distribution requirements.

PER SHARE DATA

     All earnings per share amounts for all periods presented reflect basic and diluted earnings per share.

USE OF ESTIMATES

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2000 and 1999 and revenues and expenses for each of the three years in the period ended December 31, 2000. Actual results could differ from those estimates in the near term.

NEW PRONOUNCEMENTS

     In June 1998, June 1999 and June 2000, respectively, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of Statement No. 133." These statements outline the accounting treatment for derivative instruments and hedging activities. The Company will adopt Statement No. 133, as amended, effective January 1, 2001 and does not believe its adoption will have a significant effect on its consolidated results of operations or financial position.

                          PACIFIC GULF PROPERTIES INC.

RECLASSIFICATIONS

     Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's short-term investments and loans payable approximate their fair values as of December 31, 2000.

DIVIDEND REINVESTMENT PLAN

     During the years ended December 31, 2000 and 1999, the Company issued 2,245 and 3,330 shares, respectively, under the Company's Dividend Reinvestment Plan. The Company will terminate the Dividend Reinvestment Plan in 2001.

 2. REAL ESTATE ASSETS

     Effective December 31, 2000, the Company's real estate assets are held for sale. Accordingly, the Company has ceased depreciating the assets and accumulated depreciation at December 31, 2000 totaling $13,470,000 has been reclassified against the cost of the related assets.

     REAL ESTATE ASSETS -- 2000

     The Company's properties held for sale consist of the following at December 31, 2000:

                                          PROPERTIES HELD    PROPERTIES UNDER
                                             FOR SALE          DEVELOPMENT          TOTAL
                                          ---------------    ----------------    ------------
INDUSTRIAL PROPERTIES
  Land..................................   $ 17,322,000        $        --       $ 17,322,000
  Buildings and improvements............     40,925,000                 --         40,925,000
                                           ------------        -----------       ------------
                                             58,247,000                 --         58,247,000
                                           ============        ===========       ============
MULTIFAMILY PROPERTIES
  Active Senior Apartments Land.........     13,418,000          8,968,000         22,386,000
  Buildings and improvements............     46,477,000         40,763,000         87,240,000
                                           ------------        -----------       ------------
                                             59,895,000         49,731,000        109,626,000
                                           ============        ===========       ============
  Family Apartments Land................      4,020,000                 --          4,020,000
  Buildings and improvements............      7,735,000                 --          7,735,000
                                           ------------        -----------       ------------
                                             11,755,000                 --         11,755,000
                                           ============        ===========       ============
TOTAL REAL ESTATE PROPERTIES HELD FOR
  SALE
  Land..................................     34,760,000          8,968,000         43,728,000
  Buildings and improvements............     95,137,000         40,763,000        135,900,000
                                           ------------        -----------       ------------
                                           $129,897,000        $49,731,000       $179,628,000
                                           ============        ===========       ============

                          PACIFIC GULF PROPERTIES INC.

  Industrial Properties

     At December 31, 2000, the Company owns and operates six industrial properties containing an aggregate of 1,118,484 leasable square feet located in the states of California and Arizona.

     The Company's industrial properties are leased to tenants under operating leases with terms ranging from one to five years. The minimum future lease payments to be received from noncancelable industrial leases for each of the next five years ending December 31 and thereafter, are summarized as follows:

2001.....................................................  $2,390,000
2002.....................................................   1,584,000
2003.....................................................   2,102,000
2004.....................................................     105,000
2005.....................................................     772,000
Thereafter...............................................     843,000
                                                           ----------
                                                           $7,796,000
                                                           ==========

  Multifamily Properties

     At December 31, 2000, the Company owns and operates seven multifamily properties containing 1,498 apartment units located in Southern California, including six multifamily properties with 1,294 units for active seniors.

     As of December 2000, the Company has under development six multifamily properties for active seniors in California (five in Southern California and one in Northern California) that will contain 1,202 units.

                          PACIFIC GULF PROPERTIES INC.

REAL ESTATE ASSETS -- 1999

     The Company's real estate properties consist of the following at December 31, 1999:

                                           OPERATING      PROPERTIES UNDER
                                           PROPERTIES       DEVELOPMENT          TOTAL
                                          ------------    ----------------    ------------
INDUSTRIAL PROPERTIES
  Land..................................  $191,650,000      $13,662,000       $205,312,000
  Buildings and improvements............   529,381,000       26,656,000        556,037,000
                                          ------------      -----------       ------------
                                           721,031,000       40,318,000        761,349,000
  Accumulated depreciation..............   (53,747,000)              --        (53,747,000)
                                          ------------      -----------       ------------
                                           667,284,000       40,318,000        707,602,000
                                          ============      ===========       ============
MULTIFAMILY PROPERTIES
Active Senior Apartments
  Land..................................    14,116,000        8,992,000         23,108,000
  Buildings and improvements............    57,083,000        3,505,000         60,588,000
                                          ------------      -----------       ------------
                                            71,199,000       12,497,000         83,696,000
  Accumulated depreciation..............    (5,259,000)              --         (5,259,000)
                                          ------------      -----------       ------------
                                            65,940,000       12,497,000         78,437,000
                                          ============      ===========       ============
Family Apartments
  Land..................................    26,899,000               --         26,899,000
  Buildings and improvements............    70,883,000               --         70,883,000
                                          ------------      -----------       ------------
                                            97,782,000               --         97,782,000
  Accumulated depreciation..............   (13,709,000)              --        (13,709,000)
                                          ------------      -----------       ------------
                                            84,073,000               --         84,073,000
                                          ============      ===========       ============
TOTAL REAL ESTATE PROPERTIES
  Land..................................   232,665,000       22,654,000        255,319,000
  Buildings and improvements............   657,347,000       30,161,000        687,508,000
                                          ------------      -----------       ------------
                                           890,012,000       52,815,000        942,827,000
  Accumulated depreciation..............   (72,715,000)              --        (72,715,000)
                                          ------------      -----------       ------------
                                          $817,297,000      $52,815,000       $870,112,000
                                          ============      ===========       ============

                          PACIFIC GULF PROPERTIES INC.

3. LOANS PAYABLE

     The Company's loans payable at December 31, 2000 and 1999 are summarized as follows:

                                                      2000            1999
                                                   -----------    ------------
Conventional mortgage notes
  Industrial.....................................  $ 7,219,000    $141,519,000
  Active Senior Apartments.......................    4,487,000       4,556,000
  Family Style Apartments........................    9,912,000      33,853,000
                                                   -----------    ------------
                                                    21,618,000     179,928,000
Tax exempt mortgage notes
  Active Senior Apartments.......................   38,642,000      43,799,000
  Family Style Apartments........................           --      20,534,000
                                                   -----------    ------------
                                                    38,642,000      64,333,000
Construction loans...............................   15,082,000      50,432,000
Unsecured line of credit.........................           --     123,650,000
                                                   -----------    ------------
                                                   $75,342,000    $418,343,000
                                                   ===========    ============

  Mortgage Notes

     At December 31, 2000, the Company's conventional mortgage notes consist of three notes secured by an industrial property, an active senior apartment property and a multifamily apartment property, due in monthly installments and maturing at various dates through August 2024. The notes bear fixed rates of interest ranging from 6.78% to 7.30% per annum.

     At December 31, 2000, the Company's tax-exempt mortgage debt consists of five notes totaling $38,642,000 that are secured by active senior properties. Four of the tax-exempt mortgage notes totaling $29,779,000 and related bond financings are in a 30 year refunding agreement, which is backed by credit and liquidity support from guaranteed mortgage pass-through certificates issued by the Federal National Mortgage Association ("FNMA"). Standard & Poor's Rating Group assigned a rating of AAA to the bonds based on a collateral agreement with FNMA. The Company makes monthly principal and interest payments on the loans to a trustee, which in turn pays the bondholders when interest is due. The bonds are remarketed periodically and bear interest at fixed rates scheduled to increase from 3.75% to 5.20% through 2007. Principal payments on the loans are amortized based on scheduled amounts over a 30-year period. As part of the refunding agreement, the Company is required to deposit impounds with the trustee for property taxes, property and liability insurance and reserves for capital replacements on a semiannual basis. Unamortized finance costs and fees related to the refunding agreement are included in other assets and totaled $1,217,000 and $2,976,000 at December 31, 2000 and 1999, respectively. The weighted average interest rate of the Company's tax-exempt mortgage notes backed by FNMA, at December 31, 2000, was 6.37%.

     The Company's fifth tax-exempt mortgage note is a variable rate obligation supported by credit enhancement from FNMA. At December 31, 2000 the principal amount of the debt was $8,863,000 and the interest rate was 4.81% at December 31, 2000.

     In December 2000, the Company restructured its FNMA agreement, to provide separate collateralization on each project rather than a pool concept.

  Construction Loans

     At December 31, 2000 the Company has two construction loans, which are payable to a bank, and are secured by industrial properties under development. The construction loans bear interest at one month

                          PACIFIC GULF PROPERTIES INC.

LIBOR + 1.50% to 1.525% or the reference rate payable monthly and mature between September 2001 and March 2002. Undisbursed funds on the construction loans at December 31, 2000 total $12,018,000. Upon completion of the properties, the Company has the option to convert the interest rate on the loans into a fixed rate of interest upon meeting certain conditions. At December 31, 2000, one month LIBOR was 6.565%.

     The Company received from FNMA a forward commitment, expiring July 13, 2002, to provide credit enhancement for one of its properties under development. The commitment is subject to the completion of the project and the property achieving certain lease up and operating requirements. The $20 million in currently outstanding bonds subject to this commitment have a variable interest rate, after giving effect to credit enhancement and other costs, of 7.096% at December 31, 2000.

  Unsecured Line of Credit

     In November 2000, the Company repaid the outstanding balance on its $150.0 million unsecured revolving credit agreement (the "Line of Credit"). The interest rate payable under the Line of Credit was based on the Company's leverage level, and at the time of the payoff was LIBOR plus 1.30%.

  Loans Payable Maturities

     The principal payments due on loans payable for each of the next five years ending December 31 and thereafter are summarized as follows:

2001....................................................  $21,263,000
2002....................................................    3,731,000
2003....................................................           --
2004....................................................           --
2005....................................................           --
Thereafter..............................................   50,348,000
                                                          -----------
                                                          $75,342,000
                                                          ===========

 4. BENEFIT PLANS

SHARE OPTION PLANS

     The Company's share option plans provide for the acceleration of vesting upon certain events. Pursuant to the Company's Liquidation Plan, all options held by employees under the 1993 Share Option Plan and 1999 Long Term Stock Compensation Plan became 100% vested and employees exercised all outstanding stock options. Employee purchases of stock were financed primarily through short term notes bearing interest at rates ranging from 5.87% to 6.46%. In December 2000, liquidating distributions of $22.00 per share were distributed to the Company's shareholders and the employees repaid their $41,122,000 of short term notes and accrued interest thereon.

     On December 31, 2000, non-officer directors of the Company were granted 35,000 options at an exercise price equal to the market price of $6.125 per share. The options are 100% vested.

                          PACIFIC GULF PROPERTIES INC.

FIXED STOCK OPTIONS

     The Company's fixed stock options are summarized as follows:

                                                 NUMBER OF     EXERCISE PRICE
                                                  OPTIONS        PER SHARE
                                                 ----------    --------------
Outstanding at December 31, 1997...............     691,650    $15.00-$23.75
  Granted......................................     340,000    $19.50-$22.56
  Canceled.....................................      (3,500)   $       18.25
  Exercised....................................        (900)   $       21.38
                                                 ----------    --------------
Outstanding at December 31, 1998...............   1,027,250    $15.00-$23.75
  Granted......................................     285,000    $18.94-$20.75
  Canceled.....................................     (17,850)   $19.00-$22.625
  Exercised....................................      (8,486)   $15.00-$20.06
                                                 ----------    --------------
Outstanding at December 31, 1999...............   1,285,914    $15.00-$23.75
  Granted......................................      35,000    $        6.125
  Canceled.....................................          --               --
  Exercised....................................  (1,285,914)   $15.00-$23.125
                                                 ----------    --------------
Outstanding at December 31, 2000...............      35,000    $        6.125
                                                 ==========    ==============

VARIABLE STOCK OPTIONS

     In 1999, variable stock options were issued under the 1999 Long Term Stock Compensation Plan to the Company's executives. Vesting under these options was dependant on achieving certain specified performance measures during the period July 1, 1999 through December 31, 2001 (subject to earlier vesting in certain qualifying events). As a result of the approval of the Liquidation Plan and the achievement of the specified performance measures outlined in the 1999 Long Term Stock Compensation Plan, 100% of the variable options outstanding vested. A summary of the status of the Company's variable stock options as of December 31, 2000 and changes during the year is presented below:

                                                          NUMBER OF    EXERCISE
                                                           SHARES       PRICE
                                                          ---------    --------
Outstanding at December 31, 1999........................   635,000      $20.75
  Granted...............................................        --          --
  Canceled..............................................        --          --
  Exercised.............................................  (635,000)     $20.75
                                                          --------      ------
Outstanding at December 31, 2000........................        --          --
                                                          ========      ======

     As described in Note 1, the Company adopted Statement SFAS No. 123 effective January 1, 1999. Accordingly, the Company accounts for all options granted after January 1, 1999 using the fair value method. Compensation expense totaling $242,000 and $182,000 was recognized for the years ended December 31, 2000 and 1999, respectively.

     For disclosure purposes only, the Company has measured the compensation cost which would have been recognized on stock options granted prior to 1999 had the fair value method been used at the date of their grant for accounting purposes in accordance with SFAS No. 123. Based on such calculations, net income and earnings per share amounts would be approximately the same as the amounts reported by the Company. The fair value of all options at date of grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest of 5.85%; a dividend yield of 8.40%; a volatility factor for the price of the Company's common shares of .213 and expected lives for the options of ten years.

                          PACIFIC GULF PROPERTIES INC.

RESTRICTED STOCK

     Restricted stock was awarded to employees for compensation purposes or as consideration for the cancellation of certain deferred compensation agreements prior to 2000. Compensation expense related to restricted stock awards is measured based on the market price of the stock on the date of the grant, and is expensed ratably over the vesting period of each award with the unamortized portion reflected as outstanding restricted stock in the shareholders' equity section in the Company's balance sheets.

     The restricted stock awards listed in the table below were granted to employees and became 100% vested in November 2000 upon approval by the shareholders of the Liquidation Plan:

                                                            NUMBER OF
                                                             AWARDS
                                                            ---------
Outstanding at December 31, 1997..........................    48,796
Granted...................................................    25,261
                                                             -------
Outstanding at December 31, 1998..........................    74,057
Granted...................................................    15,000
                                                             -------
Outstanding at December 31, 1999..........................    89,057
Granted...................................................        --
Vested due to Liquidation Plan............................   (89,057)
                                                             -------
Outstanding at December 31, 2000..........................        --
                                                             =======

     Unamortized compensation expense of $1,193,000 at December 31, 1999 related to outstanding restricted stock issued to employees was charged to operations during 2000 upon approval by the shareholders of the Liquidation Plan.

THRIFT PLAN

     Under the Company's thrift plan, employees may elect to contribute up to 21% of their annual compensation, excluding bonuses, on a combination before-and-after tax basis. Employee contributions, up to a maximum of 6% of annual compensation, are matched by the Company at a 75% rate. Total matching contributions will not exceed 4 1/2% of the contributing employees' annual compensation (75% multiplied by 6%). Matching contributions and employee contributions are invested in a fixed income fund, various growth funds, or a combination thereof, according to the employee's choice. The thrift plan provides for 20% vesting of contributions by the Company for each full year of service, increasing to 100% vesting after five years of service. Contributions made by the Company to the thrift plan for the years ended December 31, 2000, 1999 and 1998 totaled $175,000, $107,000, and $113,000, respectively.

RETIREMENT INCOME PLAN

     Prior to December 31, 2000, the Company had a defined benefit retirement plan covering substantially all employees. Employees with one or more years of service and 21 years of age were eligible to become participants. Plan benefits to eligible participants were based primarily on years of service and qualifying compensation during the years of employment. In connection with the Liquidation Plan, the Company elected to terminate its defined benefit retirement plan, as a result, all Plan participants became 100% vested in their accrued benefit and no further benefits will be accrued under the plan after December 31, 2000.

     Based upon an actuarial valuation date of December 31, 2000, the accrued benefit obligation and the plan's net assets available for benefits totaled $1,635,000 and $2,030,000, respectively. The Company recorded a $546,000 curtailment gain for the year ended December 31, 2000 which is included in its net periodic pension cost.

                          PACIFIC GULF PROPERTIES INC.

     The Company accounts for its defined benefit retirement plan under Statement No. 132, Employers' Disclosures About Pensions and Other Post-Retirement Benefits. Accordingly, the following information reflects the required disclosures pursuant to that Statement.

     The Company's net periodic pension cost is included in general and administrative expenses for the years ended December 31, 2000, 1999, and 1998 consists of the following components:

                                                     2000         1999         1998
                                                   ---------    ---------    --------
Service cost.....................................  $ 329,000    $ 288,000    $275,000
Interest cost on projected benefit obligation....    143,000      122,000     112,000
Expected return on plan assets...................   (122,000)    (103,000)    (63,000)
Amortization of transition/obligation............      7,000        7,000       7,000
Amortization of unrecognized prior service costs
  and unrecognized net obligation................      7,000       13,000      24,000
Effect of special events.........................   (546,000)          --          --
                                                   ---------    ---------    --------
Net periodic pension cost........................  $(182,000)   $ 327,000    $355,000
                                                   =========    =========    ========

     The following table sets forth the plan's funded status for the fiscal years ending December 31, 2000 and 1999:

                                                                 2000          1999
                                                              ----------    ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $2,040,000    $1,878,000
Service cost................................................     329,000       288,000
Interest cost...............................................     143,000       122,000
Plan participant contributions..............................          --            --
Actuarial gain..............................................      78,000      (150,000)
Benefits paid...............................................     (18,000)           --
Effect of curtailment/Other.................................    (937,000)      (98,000)
                                                              ----------    ----------
Benefit obligation at end of year...........................  $1,635,000    $2,040,000
                                                              ==========    ==========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $1,392,000    $1,142,000
Actual return on plan assets................................     249,000       (41,000)
Employer contributions......................................     407,000       291,000
Plan participant contributions..............................          --            --
Benefits paid...............................................     (18,000)           --
Other.......................................................          --            --
                                                              ----------    ----------
Fair value of plan assets at end of year....................  $2,030,000    $1,392,000
                                                              ==========    ==========
RECONCILIATION OF FUNDED STATUS
Funded status (underfunded).................................  $  395,000    $ (648,000)
Unrecognized net actuarial loss.............................          --       281,000
Unrecognized transition obligation..........................          --       153,000
Unrecognized prior service cost.............................          --        19,000
                                                              ----------    ----------
Accrued benefit cost........................................  $  395,000    $ (195,000)
                                                              ==========    ==========

                          PACIFIC GULF PROPERTIES INC.

     Assumptions used in determining the status of the Company's retirement income plan are as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Weighted average discount rate..............................  7.0%    7.0%    6.5%
Weighted average rate of increase in compensation levels....  4.8%    4.8%    4.9%
Expected long-term rate of return on plan assets............  7.5%    7.5%    7.5%

DEFERRED COMPENSATION AGREEMENTS

     Upon its formation in 1993, the Company assumed the deferred compensation obligations attributable to employees who were previously employed by its predecessor. Deferred compensation agreements were provided to selected management employees with a fixed benefit at retirement. Benefits were based primarily on years of service and qualifying compensation during the final years of employment. During 1995, the deferred compensation agreements were substantially replaced with restricted stock. During 2000, the related restricted stock became unrestricted upon approval by the shareholders of the Liquidation Plan.

 5. CONSOLIDATED REAL ESTATE PARTNERSHIPS

     The Company's consolidated partnerships include the following:

  PGP Inland Communities, L.P.

     PGP Inland Communities, L.P., a Delaware limited partnership (the "Partnership") was formed by the Company in August 1995 for the purpose of acquiring and operating 11 multifamily properties consisting of 1,368 apartment units located in Southern California (the "Properties") which were contributed by unrelated parties. In exchange for contributing the Properties to the Partnership, the unrelated parties received approximately 225,452 limited partnership units representing an initial ownership interest of approximately 22%. The Company is the sole general partner in the Partnership and currently holds an ownership interest of approximately 99%. The terms of the Partnership agreement provide that all net income (and cash flow) from the Properties be allocated (distributed) to the Company until the Properties have achieved a threshold net operating income of $6,200,000 for any given year, and cumulatively for all prior years. The Partnership's results of operations since 1995 have been fully allocated to the Company. Beginning in August 1997, the Partnership's limited partnership units can be tendered for redemption on a one-for-one basis for cash or for shares of common stock at the election of the Company. Through December 31, 2000, 213,571 of these units have been tendered for cash, the cost of which has been capitalized to the properties. As a result of the tender, at December 31, 2000, the Company holds an ownership interest of 99%. The Company sold ten of the real estate properties in PGP Inland Communities, L.P. in 2000.

  Terrace Gardens -- PGP L.P. and Morning View Terrace -- PGP L.P.

     In June 1997, the Company, through its subsidiaries, PGP Terrace Gardens Holdings Inc. and PGP Morning View Terrace Holdings Inc., acquired a controlling general partner interest in two existing limited partnerships ("Terrace Gardens" and "Morning View") that own two adjacent active seniors apartment communities located in Escondido, California. The properties contain an aggregate of 551 apartment units. Following the acquisition, the Company became the sole general partner of the existing limited partnerships (Terrace Gardens -- PGP L.P. and Morning View Terrace -- PGP L.P.) that own and manage the properties. The existing partners of the partnerships received an aggregate of approximately 266,000 limited partnership units in such partnerships valued at $5,596,000. Beginning in June 1999, the limited partnership units can be tendered for redemption to the Company. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the Company's common shares. Since 1997,

                          PACIFIC GULF PROPERTIES INC.

approximately 211,000 limited partnership units were tendered for cash, the cost of which was capitalized to the properties. As a result of the tender, the Company currently holds an ownership interest of approximately 76% and 87% in Terrace Gardens -- PGP L.P and Morning View Terrace -- PGP L.P., respectively. Net income from the partnerships is allocated to the limited partners based on an amount equal to the Company's dividend rate on common stock applied to the number of limited partnership units held by stock partners and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available.

  PGP Northern Industrial L.P.

     On October 20, 1997, the Company acquired a controlling general partner interest in PGP Northern Industrial L.P., a California limited partnership ("PGP Northern")which owns two industrial properties ("Eden Plaza/Eden Industrial") containing approximately 501,000 leasable square feet located in Hayward, California. The Company acquired such interest for a cash contribution of approximately $3,977,000. The previous owners of Eden Plaza/Eden Industrial became limited partners in PGP Northern and received 143,391 limited partnership units valued at $2,869,000 in exchange for the contribution of the two industrial properties. The limited partnership units can be tendered for redemption to the Company. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the common shares. As of December 31, 2000, 143,391 limited partnership units had been tendered for 143,391 common shares. At December 31, 2000, the Company holds an ownership interest of 100%. Net income from the partnership was allocated to the limited partners based on an amount equal to the Company's dividend rate on common stock applied to the number of limited partnership units held by such partners and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available. The Company sold the real estate properties of this partnership in the fourth quarter of 2000.

  PGP Southern Industrial II, L.P.

     On March 13, 1998, the Company acquired a controlling general partner interest in PGP Southern Industrial II, L.P., a California limited partnership ("PGP Southern") which owns a 168,000 square foot distribution facility located in Garden Grove, California. The other partner in the partnership received an aggregate of 404,950 limited partnership units in the partnership for an aggregate value of $9,000,000. Beginning in March, 1999 the limited partnership units can be tendered for redemption to the Company. Upon tender, the Company, at its election, may either issue common shares for the units on a one-for-one basis (subject to certain adjustments) or pay cash for the units based on the then fair market value of the common shares. As of December 2000, 404,950 limited partnership units were tendered for 404,950 common shares. At December 31, 2000, the Company holds an ownership interest of 100%. Net income from the partnerships is allocated to the limited partners based on an amount equal to the Company's dividend rate on common stock applied to the number of limited partnership units held by stock partners and the remaining income is allocated to the Company. Distributions are made to the extent of cash flow available. The Company sold the real estate properties in this partnership in the fourth quarter of 2000.

 6. COMMITMENTS AND CONTINGENCIES

     As of December 31, 2000, 233 apartment units within the Company's multifamily properties (or 16% of total apartment units) were required to be set aside for residents within certain income levels and had limitations on the rent that could be charged to such tenants.

     The Company's commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters will not have a material adverse effect on the Company's consolidated financial statements.

                          PACIFIC GULF PROPERTIES INC.

 7. CAPITAL STOCK

PREFERRED STOCK

     Preferred shares issued under the Senior Cumulative Convertible Class A series (the "Class A Preferred Stock") totaled 2,763,116 and were convertible into shares of common stock, on a one-for-one basis, subject to adjustment upon certain events. The Class A Preferred Stock was entitled to quarterly dividends per share at an annual rate of $1.70 from the date of issuance until December 31, 1997 and thereafter, the greater of $1.70 per share or 104% of the then current dividend on the Company's common stock. Total dividends declared relating to the Company's Class A Preferred Stock for the years ended December 31, 2000, 1999 and 1998 were $3,793,000, $4,971,000 and $4,856,000, respectively. In December 2000, the Class A Preferred Stock was converted into 2,763,116 shares of the Company's common stock.

DIVIDENDS AND DISTRIBUTIONS ON COMMON STOCK

     The Company declared cash dividends of $27,796,000, $35,117,000 and $33,805,000 to common shareholders during the years ended December 31, 2000, 1999 and 1998, respectively. Cash dividends paid to common shareholders totaled $36,898,000, $34,623,000 and $33,583,000 during the years ended December 31,
2000, 1999 and 1998, respectively. In addition, on December 15, 2000, the Company made liquidation distributions of $573,815,000 to common shareholders of record on December 11, 2000. Dividends declared, paid and liquidating distributions per share are summarized as follows:

                                                     DIVIDENDS    DIVIDENDS     LIQUIDATING
                                                     DECLARED       PAID       DISTRIBUTIONS
                                                     ---------    ---------    -------------
Year Ended December 31,
  2000.............................................    $1.32        $1.76         $22.00
  1999.............................................     1.73         1.72             --
  1998.............................................     1.69         1.68             --

SHELF REGISTRATION STATEMENT

     The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for the public issuance of securities in the aggregate amount of $300,000,000, covering the possible future issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company, none of which have been issued. Based on the shareholders' approval on November 9, 2000 of the Company's Liquidation Plan, no future issuances of securities under the Company's shelf registration will be made.

                          PACIFIC GULF PROPERTIES INC.

 8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2000, 1999, and 1998 (in thousands, except per share data):

                                             2000                                     1999                       1998
                            --------------------------------------   --------------------------------------   -----------
                                            WEIGHTED                                 WEIGHTED
                                             AVERAGE      EARNINGS                    AVERAGE      EARNINGS
                             EARNINGS        SHARES         PER       EARNINGS        SHARES         PER       EARNINGS
                            (NUMERATOR)   (DENOMINATOR)    SHARE     (NUMERATOR)   (DENOMINATOR)    SHARE     (NUMERATOR)
                            -----------   -------------   --------   -----------   -------------   --------   -----------
BASIC EPS
Income available to common
 shareholders.............   $251,380        21,323        $11.79      $34,899        20,148        $1.73       $59,997
                                                           ======                                   =====
EFFECT OF DILUTIVE
 SECURITIES
Stock options.............                                                                11                         --
Restricted stock..........                                                                98                         --
Limited partnership
 units....................      1,077           747                      1,342           868                      1,024
Convertible subordinated
 debentures...............         --            --                        697           470                      1,171
Convertible preferred
 stock....................      3,792         2,574                         --            --                      4,856
                             --------        ------                    -------        ------                    -------
DILUTED EPS...............   $256,249        24,644        $10.40      $36,938        21,595        $1.71       $67,048
                             ========        ======        ======      =======        ======        =====       =======

                                      1998
                            ------------------------
                              WEIGHTED
                               AVERAGE      EARNINGS
                               SHARES         PER
                            (DENOMINATOR)    SHARE
                            -------------   --------
BASIC EPS
Income available to common
 shareholders.............     19,939        $3.01
                                             =====
EFFECT OF DILUTIVE
 SECURITIES
Stock options.............         31
Restricted stock..........         86
Limited partnership
 units....................        811
Convertible subordinated
 debentures...............        660
Convertible preferred
 stock....................      2,763
                               ------
DILUTED EPS...............     24,290        $2.76
                               ======        =====

     Shares of Class A Preferred Stock, convertible into 2,763,116 shares of common stock, were outstanding during 1999 but were not included in computing diluted earnings per share as they are antidilutive.

 9. REPORTABLE SEGMENTS

     During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company.

     Prior to the approval by the shareholders of the Liquidation Plan, the Company operated and developed industrial properties and multifamily properties (consisting of active senior and family apartments). The properties generated rental and other income through the leasing of industrial space and apartment units to a diverse base of tenants.

     The Company separately evaluated the performance both of its industrial and multifamily operating segments and allocated resources primarily based on net operating income ("NOI"). NOI was defined by the Company as rental income less rental property expenses. Accordingly, NOI excludes certain expenses such as interest, depreciation and minority interests in consolidated partnerships which were included in the determination of Net Income under generally accepted accounting principles.

     NOI from industrial properties totaled $76,021,000, $76,718,000, and $59,525,000 for the years ended December 31, 2000, 1999, and 1998, respectively. NOI from multifamily properties totaled $17,045,000, $16,546,000, and $23,107,000 for the years ended 2000, 1999, and 1998, respectively.

     All revenues are from external customers and no revenues are generated from transactions between segments. There are no tenants which contributed 10% or more of the Company's total revenues during 2000, 1999, or 1998. Interest expense on debt is not allocated to the segments or individual properties even if such debt is secured by the properties. Certain items in the consolidated statements of operations such as minority interest in consolidated partnerships are not allocated to the properties. Additionally, there is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.

                          PACIFIC GULF PROPERTIES INC.

10. SELECTED QUARTERLY DATA (UNAUDITED)

     The following tables set forth the quarterly results of operations of the Company for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                      FIRST     SECOND      THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     -------    -------    -------    --------
2000
Revenues...........................................  $32,930    $34,067    $34,932    $ 21,777
Income before gains on sales of real estate........  $ 8,425    $ 9,159    $ 9,566    $  5,677
Gains on sale of real estate.......................  $   890    $ 2,524    $    16    $218,916
Income available to common shareholders............  $ 8,052    $10,418    $ 8,318    $224,592
Earnings per share:
  Basic............................................  $  0.39    $  0.50    $  0.39    $   9.90
  Diluted..........................................  $  0.39    $  0.49    $  0.39    $   8.94
1999
Revenues...........................................  $29,690    $30,864    $31,557    $ 32,057
Income before gains on sales of real estate........  $ 7,656    $ 8,064    $ 7,685    $  7,993
Gains on sale of real estate.......................  $ 3,351    $ 1,273    $ 1,228    $  2,620
Income available to common shareholders............  $ 9,771    $ 8,102    $ 7,677    $  9,349
Earnings per share:
  Basic............................................  $  0.49    $  0.41    $  0.38    $   0.46
  Diluted..........................................  $  0.48    $  0.40    $  0.38    $   0.45

11. SUBSEQUENT EVENT

     The Company has announced a plan which is subject to shareholder approval, to merge certain of the Company's assets with FountainGlen LLC, an unrelated entity, and to transfer any remaining assets into a liquidating trust for the benefit of Company's shareholders. The Company was served on March 9, 2001 with an alleged class action complaint which names as defendants the Company, Glenn
L. Carpenter and each of the Directors of the Company which alleges, among other things, breach of fiduciary duty relating to the proposed merger and seeks to enjoin the merger.

     The Company has tendered this matter to its directors and officers insurance carrier and intends to defend this matter aggressively. The Company believes that it has meritorious defenses to the claims brought in the Complaint, however, the outcome of this matter and the timing of final resolution cannot be presently determined.

                                                                    SCHEDULE III

                          PACIFIC GULF PROPERTIES INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(A)

                                                                     COSTS
                                                                  CAPITALIZED
                                           INITIAL COSTS TO      SUBSEQUENT TO        GROSS AMOUNT AT WHICH
                                                COMPANY           ACQUISITION      CARRIED AT CLOSE OF PERIOD
                                         ---------------------   -------------   -------------------------------
                                                   BUILDINGS       LAND AND                BUILDINGS
                                                      AND          BUILDING                   AND                  ACCUMULATED
                           ENCUMBRANCE    LAND    IMPROVEMENTS   IMPROVEMENTS     LAND    IMPROVEMENTS    TOTAL    DEPRECIATION
                           -----------   ------   ------------   -------------   ------   ------------   -------   ------------
INDUSTRIAL PROPERTIES
CALIFORNIA
PGDC -- City of
 Industry................     7,219       5,774       2,155          (8,588)      6,687       9,830       16,517       2,408
PG -- Commerce Park
 Sacramento..............                 2,642      12,928          (1,854)      2,642      14,782       17,424       1,310
PG -- Commerce Park
 Sunnyvale...............                 2,864      11,482            (535)      2,864      12,017       14,881       1,104
PGBP -- Anaheim..........                 2,509       3,630             (51)      2,509       3,681        6,190         292
Mountain Ave Busn Park...                 1,110       4,038            (198)      1,110       4,236        5,346         370
PGBP -- Geneva...........                 1,520       1,588            (347)      1,520       1,935        3,455          82
                             ------      ------      ------         -------      ------     -------      -------      ------
                              7,219      16,419      35,821         (11,573)     17,332      46,481       63,813       5,566
                             ------      ------      ------         -------      ------     -------      -------      ------
MULTIFAMILY PROPERTIES
Inn @ Laguna Hills.......     4,486       1,798       5,981            (572)      1,795       6,556        8,351       1,122
Terrace Gardens..........     7,726       2,064       8,075            (587)      2,064       8,662       10,726       1,116
Morning View Terrace.....    10,490       4,108      11,059          (1,372)      4,108      12,431       16,539       1,462
Tyler Springs............     8,863       2,394      11,064            (825)      2,394      11,889       14,283       1,253
Sunnyside I..............     5,373       1,306       5,448            (607)      1,306       6,055        7,361         864
Fountains................     6,191       1,642          --          (7,506)      1,642       7,506        9,148         696
Daisy 7..................     9,912       3,958       8,048          (1,140)      3,957       9,189       13,146       1,391
                             ------      ------      ------         -------      ------     -------      -------      ------
                             53,041      17,270      49,675         (12,609)     17,266      62,288       79,554       7,904
                             ------      ------      ------         -------      ------     -------      -------      ------
                             60,260(b)   33,689      85,496         (24,182)     34,598     108,769      143,367(c)   13,470(d)
                             ======      ======      ======         =======      ======     =======      =======      ======

                                                       MAXIMUM
                                                         LIFE
                                                       ON WHICH
                                                     DEPRECIATION
                                                      IN LATEST
                                                        INCOME
                             DATE OF        DATE     STATEMENT IS
                           CONSTRUCTION   ACQUIRED     COMPUTED
                           ------------   --------   ------------
INDUSTRIAL PROPERTIES
CALIFORNIA
PGDC -- City of
 Industry................     n/a           1996            n/a
PG -- Commerce Park
 Sacramento..............    1972           1997       40 Years
PG -- Commerce Park
 Sunnyvale...............    1972           1997       40 Years
PGBP -- Anaheim..........    1961           1997       30 Years
Mountain Ave Busn Park...    1977           1998       30 Years
PGBP -- Geneva...........    1981           1999       40 Years
MULTIFAMILY PROPERTIES
Inn @ Laguna Hills.......    1987           1994       40 Years
Terrace Gardens..........    1985           1997       30 Years
Morning View Terrace.....    1986           1997       30 Years
Tyler Springs............    1987           1997       30 Years
Sunnyside I..............    1984           1995       40 Years
Fountains................  1997 - 98        1998       40 Years
Daisy 7..................    1979           1995       40 Years

---------------
(a) The table above excludes development properties and presents information on the Company's properties prior to adoption of the liquidation basis of accounting.

(b) Excludes construction loans of $15,082,000.

(c) The changes in total real estate for the years ended December 31, 2000, 1999, and 1998 area as follows:

                                                                2000         1999        1998
                                                              ---------    --------    --------
     Balance at beginning of period.........................  $ 890,012    $863,188    $700,949
     Acquisitions developments/improvements.................      8,614      32,265     201,160
     Transfer of costs from properties under development....     44,218      18,175      23,746
     Retirement of Washington family apartments.............         --                 (62,667)
     Sale of Oregon multifamily property....................         --                      --
     Sale of California multifamily property................         --      (8,196)         --
     Sale of California industrial properties...............         --     (13,828)         --
     Sale of Washington industrial property.................         --      (1,592)         --
     Sale of Multifamily property...........................    (86,741)         --          --
     Sale of Industrial property............................   (706,017)         --          --
     Sale of Active Senior property.........................     (6,719)         --          --
                                                              ---------    --------    --------
     Balance at end of period...............................  $ 143,367    $890,012    $863,188
                                                              =========    ========    ========

                                                                    SCHEDULE III
                                                                     (CONTINUED)
                          PACIFIC GULF PROPERTIES INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(A)

(d) The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 are as follows:

     Balance at beginning of period.........................  $ 72,715    $49,776    $39,148
     Additions -- depreciation expense......................    26,770     25,198     20,386
     Retirement of Washington family apartments.............        --         --     (9,409)
     Retirement of Oregon multifamily property..............        --         --         --
     Sale of California industrial properties...............        --       (971)        --
     Sale of California multifamily property................        --       (846)        --
     Sale of Washington industrial property.................        --       (442)        --
     Sale of Multifamily property...........................   (14,057)        --         --
     Sale of Industrial property............................   (71,047)        --         --
     Sale of Active Senior property.........................      (911)        --         --
     Other..................................................        --         --       (349)
                                                              --------    -------    -------
     Balance at end of period...............................  $ 13,471    $72,715    $49,776
                                                              ========    =======    =======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Articles of Amendment and Restatement of Charter.(1)
 3.2      Bylaws.(2)
10.1      1999 Long-Term Stock Compensation Plan.(15)
10.2      Employment Contract by and between the Company and Glenn L.
          Carpenter dated September 1, 1998.(1)
10.3      1993 Share Option Plan.(15)
10.4      Amended and Restated Agreement of Limited Partnership of PGP
          Inland Communities, L.P., dated as of August 15, 1995.(3)
10.5      Master Contribution Agreement, dated as of August 15, 1995, regarding formation of PGP Inland Communities, L.P.(3)
10.6      Dividend Reinvestment Plan of the Company dated May 9,
          1995.(4)
10.7      Investment Agreement, dated December 31, 1996, between the
          Company and Five Arrows Realty Securities L.L.C.(5)
10.8      Articles Supplementary, dated January 1997, classifying
          1,351,351 Shares of Preferred Stock as Class A Senior
          Cumulative Convertible Preferred Stock of the Company.(5)
10.9      Operating Agreement, dated January 1997, between the Company and Five Arrows Realty Securities L.L.C.(5)
10.10     Amendment to 1993 Share Option Plan dated May 8, 1996.(6)
10.11     Amendment to 1993 Share Option Plan dated May 7, 1997.(12)
10.12     Investment Agreement, dated May 27, 1997, between Company
          and Five Arrows Realty Securities L.L.C.(7)
10.13     Articles Supplementary classifying 1,411,765 Shares of
          Preferred Stock as Class B Senior Cumulative Convertible
          Preferred Stock.(7)
10.14     Form of Amended and Restated Agreement and Waiver, between the Company and Five Arrows Realty Securities L.L.C.(7)
10.15     Rights Agreement, dated December 11, 1997, between the
          Company and Harris Trust Company of California, as Rights
          Agent.(8)
10.16     Form of Restricted Stock Agreement.(15)
10.17     Form of Change of Control Agreement.(2)
10.18     Agreement of Limited Partnership of PGP Northern Industrial,
          L.P.(2)
10.19     Agreement of Limited Partnership of Morning View
          Terrace -- PGP, L.P.(2)
10.20     Agreement of Limited Partnership Terrace Gardens -- PGP,
          L.P.(2)
10.21     Agreement of Limited Partnership of PGP Southern Industrial
          II, L.P.(9)
10.22     Credit Agreement among Pacific Gulf Properties Inc., a
          Maryland corporation, as Borrower and Wells Fargo Bank,
          National Association Together with the other Lenders named herein and such other assignees becoming parties hereto
          pursuant to Section 11.12, as Lenders and Wells Fargo Bank,
          National Association, as Agent dated as of April 9, 1998.(9)
10.23     Purchase Agreement and Escrow Instructions and related
          amendments between Pacific Gulf Properties Inc. (as seller)
          and SAP II Originating LLC (as buyer) for the sale of the
          Northwest Multifamily Properties.(10)
10.24     Amendment to 1993 Share Option Plan dated May 13, 1998.(11)
10.25     Agreement of Purchase and Sale dated June 20, 2000 between
          Pacific Gulf Properties Inc. and CalWest Industrial
          Properties, LLC, as amended.(13)
10.26     Agreement and Plan of Merger by and between FountainGlen
          Properties LLC and Pacific Gulf Properties Inc. dated as of
          March 1, 2001.(14)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
21.01     Subsidiaries.(4)
23.01     Consent of Ernst & Young LLP.

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

(13) Incorporated by reference from the Company's Proxy Statement filed on or about October 18, 2000.

(14) Incorporated by reference from the Company's Current Report on Form 8-K filed on or about March 2, 2001.

(15) Incorporated by reference from the Company's Annual Report on Form 10-K of the Company for the year ended December 31, 1999.