Form 10-Q
period 2001-03-31
PACIFIC GULF PROPERTIES INC
filed 2001-05-14
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2001

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

            COMMON STOCK, PAR VALUE $.01 PER SHARE, 26,082,506 SHARES
                       WERE OUTSTANDING AS OF MAY 10, 2001

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


            Yes [X]                                            No [ ]

                          PACIFIC GULF PROPERTIES INC.
                                    FORM 10-Q


                                                                                PAGE
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS

               Consolidated Statements of Net Assets in Liquidation
               as of March 31, 2001 and December 31, 2000                          1

               Consolidated Statements of Operations for the Three
               Months Ended March 31, 2001 and March 31, 2000                      2

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2001 and March 31, 2000                      3

               Notes to Financial Statements                                       4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           9

Item 3.        Quantitative and Qualitative Disclosures about Market Risk         11


PART II:       OTHER INFORMATION                                                  11

               SIGNATURES                                                         12

                          PACIFIC GULF PROPERTIES INC.
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (in thousands, except share data)


                                                                         March 31,    December 31,
                                                                           2001           2000
                                                                       -----------    ------------
                                                                       (Unaudited)     (Audited)
ASSETS
Real estate properties held for sale                                     $165,396      $179,628
Cash and cash equivalents                                                  49,757        33,492
Accounts receivable                                                         1,188         1,213
Other assets                                                               10,946        11,055
                                                                         --------      --------
                                                                         $227,287      $225,388
                                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Loans payable                                                            $ 68,093      $ 75,342
Accounts payable and accrued liabilities                                    7,704        10,434
                                                                         --------      --------
                                                                           75,797        85,776

Minority partners' interest in consolidated partnerships                       --         1,608

Commitments and contingencies                                                  --            --

Shareholders' equity

   Preferred shares, $.01 par value; 10,000,000 shares authorized;
   Senior Cumulative Convertible Class A Preferred Stock; no shares
   outstanding                                                                 --            --

   Preferred shares, $.01 par value; 300,000 shares authorized;
   Class C Junior Participating Cumulative Preferred Stock;
   no shares outstanding                                                       --            --

   Common shares, $.01 par value; 100,000,000 shares
   authorized; 26,082,506 shares outstanding                                  261           261

   Additional paid-in capital                                             137,743       137,743

   Retained earnings                                                       13,486            --
                                                                         --------      --------
                                                                          151,490       138,004
                                                                         --------      --------
                                                                         $227,287      $225,388
                                                                         ========      ========

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                  2001         2000
                                                                -------      -------
REVENUES
Rental income
        Industrial properties                                   $ 2,434      $26,226
        Multifamily properties                                    3,275        6,704
                                                                -------      -------
                                                                  5,709       32,930
Interest income                                                     507           68
                                                                -------      -------
                                                                  6,216       32,998
                                                                -------      -------
EXPENSES
Rental property expenses
        Industrial properties                                       548        5,814
        Multifamily properties                                    1,099        2,230
                                                                -------      -------
                                                                  1,647        8,044

Depreciation                                                         --        7,261

Interest (including amortization of financing costs of $23
and $172, respectively)                                             446        7,139
General and administrative expenses                               1,138        1,827
Minority interest in earnings of consolidated partnerships           --          302
                                                                -------      -------
                                                                  3,231       24,573
                                                                -------      -------

INCOME BEFORE GAINS ON SALES OF REAL ESTATE                       2,985        8,425
Gains on sales of real estate                                    10,501          891
                                                                -------      -------
NET INCOME                                                       13,486        9,316
Less preferred dividend requirements                                 --        1,264
                                                                -------      -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                         $13,486      $ 8,052
                                                                =======      =======

Earnings per share
        Basic                                                   $  0.52      $  0.39
                                                                =======      =======
        Diluted                                                 $  0.52      $  0.39
                                                                =======      =======
Dividends declared per share                                    $    --      $  0.44
                                                                =======      =======


See accompanying notes

                          PACIFIC GULF PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                      2001           2000
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                                         $ 13,486       $  9,316
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                          --          7,261
    Amortization of financing costs                                       23            172
    Gains on sales of real estate                                    (10,501)          (891)
    Minority interests in earnings of consolidated partnerships           --            302
    Compensation recognized related to restricted stock and
    options issued to employees                                           --            104
    Net increase in other assets                                         111         (1,491)
    Net increase (decrease) in liabilities                            (2,731)           716
                                                                    --------       --------
 Net cash provided by operating activities                               388         15,489
                                                                    --------       --------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to real estate properties                                    (731)        (2,143)
 Development expenditures                                             (4,980)       (12,058)
 Proceeds from sale of real estate                                    30,921          3,762
                                                                    --------       --------
 Net cash provided by (used in) investing activities                  25,210        (10,439)
                                                                    --------       --------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit                                             --          6,700
 Repayment of  line of credit                                             --         (2,000)
 Repayment of mortgage notes payable                                 (10,125)          (755)
 Proceeds from construction loans                                      2,876          3,669
 Repayment of construction loans                                          --         (1,500)
 Issuance of common shares                                                --              8
 Purchase of treasury stock                                               --           (586)
 Minority interest distributions                                      (2,084)          (330)
 Dividends paid on common shares                                          --         (9,102)
 Dividends paid on preferred shares                                       --         (1,264)
                                                                    --------       --------
 Net cash used in financing activities                                (9,333)        (5,160)
                                                                    --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  16,265           (110)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      33,492          2,177
                                                                    --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 49,757       $  2,067
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

On November 9, 2000, the Company's shareholders approved a plan to sell the Company's industrial properties portfolio to CalWest Industrial Properties LLC and to sell its remaining assets and liquidate and dissolve the Company (the "Liquidation Plan") without further approval by the shareholders. In accordance with this plan, the Company sold the majority of its industrial properties portfolio to CalWest Industrial Properties LLC on November 22, 2000 for an aggregate price of $852,989,000. Following the sale, the Company made a cash distribution to shareholders of $22 per share.

Prior to the Company's Liquidation Plan, the Company owned, operated, leased, acquired, rehabilitated and developed primarily light industrial and business park properties ("Industrial Properties") in the Western United States. In addition to its Industrial Properties, the Company owned, operated, acquired and developed unassisted rental housing for active seniors age 55 and older, focusing mainly in California. The Company also owned and operated family-style apartment communities.

As a result of the shareholders' approval of the Liquidation Plan, the Company changed its basis of accounting from the going concern basis to the liquidation basis, effective December 31, 2000. Accordingly, consolidated statements of net assets in liquidation at March 31, 2001 and December 31, 2000 have been presented to provide more relevant information.

On March 1, 2001, the Company entered into a definitive merger agreement (the "Merger Agreement") with FountainGlen Properties LLC, an affiliate of Prudential Real Estate Investors pursuant to which the Company will be merged with and into FountainGlen Properties LLC. The merger is subject to shareholder approval. Pursuant to the provisions of the Merger Agreement, FountainGlen Properties LLC will only acquire the Company's senior housing assets and the corporate office building in the merger.

Prior to the consummation of the merger, and whether or not the merger is consummated, the Company will transfer any assets other than senior housing assets and the corporate office building, as well as the cash proceeds from any previous sales of such assets and other cash balances, to a liquidating trust for the benefit of shareholders. The trust will be responsible for selling any assets transferred to it and distributing the proceeds received from such sales to the shareholders, as well as providing certain limited indemnities to FountainGlen Properties LLC. The Company will not control the nature and timing of the sales of such transferred assets, the payment of such assumed liabilities or the nature, amount and timing of distributions from the trust. Instead, a trustee will be appointed to administer the trust in accordance with the terms of a liquidating trust agreement, which will govern the operation of the trust.

Under the terms of the Merger Agreement, the Company's shareholders will receive, in exchange for their shares of Company stock, an aggregate amount of approximately $78 million in cash, or $3.00 per share, subject to certain adjustments. These adjustments are based on amounts that the Company has agreed to deliver at closing for items such as net working capital, total equity invested in the senior properties, total deposits for new senior properties and any increases in the development budgets for the senior properties. The Company currently estimates, based on the per share price in the merger and value of assets and cash expected to be distributed to shareholders from the trustee of the liquidating trust, after consideration of transaction costs, including the costs of the merger, that shareholders may receive up to $6.40 per share in aggregate distributions. During the three months ended March 31, 2001 the Company incurred and expensed $358,000 of merger related costs and expenses.

2. REAL ESTATE

As a result of the Liquidation Plan, as of December 31, 2000, all of the Company's real estate assets are deemed held for sale. In accordance with Statement of Financial Accounting Standards ("Statement") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell. The Company ceased depreciating its real estate assets in connection with the Liquidation Plan.

Prior to the adoption of the Liquidation Plan, real estate assets consisted of operating properties and properties under development. Operating properties were held for investment and carried at historical cost less accumulated depreciation. Cost includes the cost of land and completed building and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. Depreciation was generally provided on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 40 years. Upon the retirement or disposal of depreciable property, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations. Properties under development are carried at cost. The cost of development includes land acquisition and infrastructure costs, direct and indirect construction costs and carrying costs including interest and taxes. Land acquisition and infrastructure costs were allocated to components of properties based on relative fair value. Interest and property taxes were capitalized to properties while development activities are in progress. Upon the completion of a project or property under development, all related holding and operating costs are expensed as incurred.

In March 2001, the Company sold a 140,020 square foot industrial building and a 68,134 square foot industrial building for $6,200,000 and $3,800,000, respectively. The Company recognized a total gain of $656,000 on the sale of these buildings which were located in Upland, California and Tempe, Arizona, respectively.

In March 2001, the Company also sold its last remaining family style apartment property for $21,750,000. A gain of $9,845,000 was recognized on the sale. The property was located in Diamond Bar, California and contained 204 units.

At March 31, 2001, real estate held for sale consists of four industrial properties containing 910,330 square feet, six active senior properties consisting of 1,294 units and six active senior properties in various stages of development.

Subsequent to March 31, 2001, the Company sold an industrial property located in Anaheim, California for $6,300,000.


3. LOANS PAYABLE

The Company's loans payable at March 31, 2001 and December 31, 2000 consist of the following (in thousands):

                                                        2001               2000
                                                      -------            -------
Conventional mortgage notes
   Industrial properties                              $ 7,169            $ 7,219
   Active Senior Apartments                             4,468              4,487
   Family style Apartments                                 --              9,912
                                                      -------            -------
                                                       11,637             21,618
Tax-exempt mortgage notes
   Active Senior Apartments                            38,498             38,642

Construction loans                                     17,958             15,082
                                                      -------            -------
                                                      $68,093            $75,342
                                                      =======            =======

4. SHAREHOLDERS' EQUITY

The Company has an effective shelf registration statement on file with the Securities and Exchange Commission for the public issuance of securities in the aggregate amount of $300,000,000, covering the possible future issuance of debt, preferred or common stock securities and warrants to purchase such securities of the Company, none of which have been issued. Based on the shareholders' approval on November 9, 2000 of the Company's liquidation plan, no future issuance of securities under the Company's shelf registration will be made.


5. PER COMMON SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, in accordance with the Statement of Financial Accounting Standards Board No. 128:

                                                      2001                                     2000
                                   --------------------------------------   -------------------------------------
                                                      Weighted                               Weighted
                                                      Average     Earnings                   Average       Earnings
                                     Earnings          Shares        Per      Earnings        Shares         Per
                                   (Numerator)     (Denominator)    Share   (Numerator)   (Denominator)     Share
                                   -----------     -------------    -----   -----------   -------------     -----
BASIC EPS

  Income available to
  common shareholders              $13,486,000      26,083,000      $0.52   $8,052,000      20,603,000      $0.39

EFFECT OF DILUTIVE SECURITIES

  Stock options                                          1,000                                   5,000

  Restricted stock                                          --                                  86,000

  Limited partnership units                 --          17,000                 302,000         855,000
                                   -----------      ----------              ----------      ----------
DILUTED EPS                        $13,486,000      26,101,000      $0.52   $8,354,000      21,549,000      $0.39
                                   ===========      ==========      =====   ==========      ==========      =====

Shares of Senior Cumulative Convertible Class A Preferred Stock, convertible into 2,763,116 shares of common stock, were outstanding during 2000 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are therefore considered antidilutive.


6. COMMON SHARE DISTRIBUTIONS

As a results of the shareholders' approval of the Liquidation Plan, the Company did not make a quarterly distribution for the first quarter of 2001.

7. INTEREST

Interest incurred for the three months ended March 31, consists of the following (in thousands):

                                                       2001           2000
                                                     -------         -------
   Interest incurred                                 $ 1,272         $ 7,720

   Amortization:

          Line of credit financing costs                  --              98

          Long-term financing costs                       23              74

   Interest capitalized                                 (849)           (753)
                                                     -------         -------

   Interest expense                                  $   446         $ 7,139
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

The Company separately evaluated the performance of its industrial and multifamily operating segments and allocated resources primarily based on Net Operating Income ("NOI"). NOI was defined by the Company as rental income less rental property expenses. Accordingly, NOI excludes certain expenses such as interest, depreciation and minority interests in consolidated partnerships which are included in the determination of Net Income under generally accepted accounting principles.

NOI from industrial properties totaled $1,886,000 and $20,412,000 for the three months ended March 31, 2001 and 2000 respectively.

NOI from multifamily properties totaled $2,176,000 and $4,474,000 for the three months ended March 31, 2001 and 2000 respectively.

All revenues are from external customers and no revenues are generated from transactions between segments. There are no tenants who contributed 10% or more of the Company's total revenues during 2001 or 2000. Interest expense on debt is not allocated to the segments or individual properties even if such debt is secured by the properties. Certain items in the consolidated statements of operations such as minority interest in consolidated partnerships are not allocated to the properties. Additionally, there is no provision for income taxes as the Company is organized as a REIT under the Internal Revenue Code.


9. NEW PRONOUNCEMENT

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board No. 133, as amended. Statement No. 133 outlines the accounting treatment for derivative instruments and hedging activities. The adoption of Statement No. 133, did not have a significant effect on its consolidated results of operations or financial position.

10. LEGAL PROCEEDINGS

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

On March 2, 2001, an alleged class action complaint was filed in the Superior Court of the State of California, County of Orange, naming as defendants the Company and its Directors. The lawsuit, filed on behalf of Kenneth Garvey, alleges, among other things, breach of fiduciary duty and self-dealing relating to the Merger Agreement with FountainGlen Properties LLC and seeks to enjoin the merger. The complaint alleges that the employment agreements to be received by certain members of management from FountainGlen Properties LLC pursuant to the merger are lucrative and result in more favorable treatment of management than other shareholders in the merger, and that the merger is intended to deprive the Company's shareholders of the future potential value of its properties. On May 7, 2001, the Company filed a Notice of Demurrer and Demurrer to Plaintiff's Complaint.

The Company has tendered these matters to its insurance carriers and intends to defend these matters aggressively. The Company believes that it has meritorious defenses to the claims brought against it; however the outcome of these matters and the timing of final resolution cannot be presently determined.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  -------------------------
                                                     2001            2000
                                                  ---------       ---------
                                                    (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
     SUMMARY OF OPERATIONS
     Rental Income                                $   5,709       $  32,930
     Rental property expenses                        (1,647)         (8,044)
                                                  ---------       ---------
     Property operating income                        4,062          24,886
     Interest income                                    507              68
     Less expenses:
       Depreciation                                      --           7,261
       Interest                                         446           7,139
       General and Administrative                     1,138           1,827
     Minority partner's interest in earnings             --             302
                                                  ---------       ---------
     Income before gains on sales of
         real estate                                  2,985           8,425
     Gains on sales of real estate                   10,501             891
                                                  ---------       ---------
     Net income                                      13,486           9,316
     Less preferred dividend requirements                --           1,264
                                                  ---------       ---------
     Income available to common
     shareholders                                 $  13,486       $   8,052
                                                  =========       =========
     Basic earnings per share                     $    0.52       $    0.39
                                                  =========       =========
     SUMMARY OF FINANCIAL POSITION
     Real estate                                  $ 165,396       $ 874,660
     Total assets                                 $ 227,287       $ 897,199
     Loans payable                                $  68,093       $ 424,457
     Total liabilities                            $  75,797       $ 452,790
     Total shareholders' equity                   $ 151,490       $ 426,360

Sales during the fourth quarter of 2000 of a majority of the Company's industrial and multifamily property portfolios is the primary factor in explaining the changes in operating results when the period ended March 31, 2001 is compared to the period ended March 31, 2000. Net income for the period ended March 31, 2001 was $13.5 million, or $0.52 per share (basic), as compared to $8.1 million, or $0.39 per share (basic), for the period ended March 31, 2000. Included in net income for the period ended March 31, 2001 were gains on sales of real estate of $10.5 million as compared to $0.9 million recognized a year ago.

Income before gains on sales of real estate was $3.3 million in the first quarter of 2001 as compared to income of $8.4 million in the first quarter of 2000. This decrease was due to a decrease in property operating income of $20.8 million, offset by a decrease in interest expense of $7.0 million, depreciation expense of $7.3 million, and general and administrative expense of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In the fourth quarter of 2000, the Company's shareholders approved a plan to sell the Company's assets and to liquidate and dissolve the Company. Net sales proceeds and available cash from the sale of the Company's assets will be used to satisfy debts and obligations with remaining funds to be distributed to the shareholders. It is presently estimated that the liquidation will be substantially completed during 2001, although there can be no assurance thereof, and that net proceeds will be distributed as determined by the Board of Directors. As part of this liquidation, it is anticipated that the Company will establish a liquidating trust to which the Company will transfer, prior to the consummation of the merger with FountainGlen Properties LLC, any remaining conventional multifamily and industrial assets, as well as the cash proceeds from any sales of such assets and other cash balances. The Company will then distribute on a pro rata basis beneficial interests in the trust to its shareholders prior to the merger. Although it is expected that the Company will continue to qualify as a REIT, no assurance can be given that the Company will not lose or terminate its status as a REIT.

As a result of the shareholders' approval of the Liquidation Plan, the Company changed its basis of accounting from the going concern basis to the liquidation basis, effective December 31, 2000. Accordingly, a consolidated statement of net assets in liquidation at March 31, 2001 has been presented to provide more relevant information.

At March 31, 2001, the Company had $49,757,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations and existing working capital.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Cash provided by operating activities decreased from $15,489,000 for the period ended March 31, 2000 to $388,000 for the period ended March 31, 2001. The decrease is due to the sale of a majority of the Company's assets as part of its Liquidation Plan.

Cash from investing activities increased from a use of $10,439,000 for the period ended March 31, 2000 to funds provided of $25,210,000 for the period ended March 31, 2001 as a result of decreased development expenditures and increased proceeds from sales of real estate in 2001.

Cash used in financing activities increased from $5,160,000 for the period ended March 31, 2000 to $9,333,000 for the period ended March 31, 2001 primarily from the repayment of debt and increase in minority interest distributions, offset by a decrease in dividends paid in 2001.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2000.


PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



PACIFIC GULF PROPERTIES INC.



/s/ Glenn L. Carpenter                            /s/ Donald G. Herrman
--------------------------------------            ------------------------------
Glenn L. Carpenter                                Donald G. Herrman
Chairman and Chief Executive Officer              Chief Financial Officer and
                                                  Secretary


DATED: May 14, 2001