Form 10-K/A
period 2000-12-31
PACIFIC GULF PROPERTIES INC
filed 2001-06-15
CIK 912597

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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


                         COMMISSION FILE NUMBER 1-12768


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

     On March 9, 2001, the registrant had 26,082,506 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

PART II

Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Financial and Operating Data.......................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   21

PART III

Item 10.  Directors and Management....................................   22
Item 11.  Executive Compensation......................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   30
Item 13.  Certain Relationships and Related Transactions..............   31

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   32


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


     The following table sets forth information regarding the estimated costs to develop these properties. If the merger contemplated with FountainGlen occurs, FountainGlen will be responsible for all these costs. If the merger does not occur, we anticipate funding the development costs through a combination of available cash and construction loans.



                                                    ESTIMATED                           ESTIMATED      TOTAL
                                           DATE     COMPLETION           ACQUISITION   DEVELOPMENT   ESTIMATED
                                         ACQUIRED      DATE      UNITS      COST          COSTS        COST
                                         --------   ----------   -----   -----------   -----------   ---------
DEVELOPMENT PROPERTIES
The Fountains at Anaheim Hills, CA.....  Mar-99     May-01         259     $ 5,461       $18,437     $ 23,898
The Fountains at Temecula, CA..........  Aug-99     June-01        244       2,390        13,708       16,098
The Fountains at Sacramento, CA........  Dec-99     Oct-01         166       1,141         9,050       10,191
The Fountains at Laguna Niguel, CA.....  Jul-00     April-02       190       3,964        13,986       17,950
The Fountains at Pasadena, CA..........  Aug-00     June-02         72       2,230         8,070       10,300
The Fountains at Huntington Beach,
  CA...................................  Sep-00     June-02        271       7,245        18,356       25,601
                                                                 -----     -------       -------     --------
                                                                 1,202     $22,431       $81,607     $104,038
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

CHRISTINE GARVEY                                             DIRECTOR SINCE 1998


     Ms. Garvey, 55, is Global Head of Corporate Real Estate and Services at Deutsche Bank and has served in this capacity since May 2001. From 1999 to 2001 she was Vice President Real Estate and Workplace Resources at CISCO Systems, Inc. She served as the Group Executive Vice President, Head of Commercial Real Estate Services of Bank of America from 1992 to 1998. She serves as a Director of each of Catellus Development Corporation, Timberland Growth Corporation, San Francisco Architectural Heritage Foundation and Philharmonia Baroque Orchestra.


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

     Class II Directors. The following Class II directors were elected for terms ending in 2002:

CARL C. GREGORY III                                          DIRECTOR SINCE 1997


     Mr. Gregory, 56, is the Chairman and Chief Executive Officer of West Capital Financial Services, Inc. and has served in this capacity since 1997. In 1995 and 1996, Mr. Gregory served as managing director of American Western Partners Investments. He is the former Chairman and Chief Executive Officer of MIP Properties, Inc., formerly a publicly-traded real estate investment trust (from 1991 to 1995) and is a Director of Apex Mortgage Capital, Inc.


DONALD E. LANGE                                              DIRECTOR SINCE 1998


     Mr. Lange, 55, served as the President of Mortgage Bankers Association from October 1998 to October 1999. Since 1999 he has served as the President and Chief Executive Officer of Pacific Financial Services; and was formerly President and Chief Executive Officer of Weyerhaeuser Financial from
1971 - 1999.


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


     Exhibit 23.1 Consent of Independent Auditors


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Date: June 14, 2001

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

                          PACIFIC GULF PROPERTIES INC.

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

                          PACIFIC GULF PROPERTIES INC.

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

                          PACIFIC GULF PROPERTIES INC.

FIXED STOCK OPTIONS

     The Company's fixed stock options are summarized as follows:

                                                 NUMBER OF      EXERCISE PRICE
                                                  OPTIONS         PER SHARE
                                                 ----------    ----------------
Outstanding at December 31, 1997...............     691,650    $          15.00-$23.75
  Granted......................................     340,000    $          19.50-$22.56
  Canceled.....................................      (3,500)   $          18.25
  Exercised....................................        (900)   $          21.38
                                                 ----------    ----------------
Outstanding at December 31, 1998...............   1,027,250    $          15.00-$23.75
  Granted......................................     285,000    $          18.94-$20.75
  Canceled.....................................     (17,850)   $          19.00-$22.625
  Exercised....................................      (8,486)   $          15.00-$20.06
                                                 ----------    ----------------
Outstanding at December 31, 1999...............   1,285,914    $          15.00-$23.75
  Granted......................................      35,000    $          6.125
  Canceled.....................................          --                  --
  Exercised....................................  (1,285,914)   $          15.00-$23.125
                                                 ----------    ----------------
Outstanding at December 31, 2000...............      35,000    $          6.125
                                                 ==========    ================

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