Form 10-Q
period 2001-06-30
PACIFIC GULF PROPERTIES INC
filed 2001-08-13
CIK 912597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2001

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

            COMMON STOCK, PAR VALUE $.01 PER SHARE, 26,082,506 SHARES
                     WERE OUTSTANDING AS OF AUGUST 10, 2001

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

                          PACIFIC GULF PROPERTIES INC.

                                    FORM 10-Q

PART I: FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
                          INDEX TO FINANCIAL STATEMENTS

Item 1.  Financial Statements

         Consolidated Statements of Net Assets in Liquidation
         as of June 30, 2001 and December 31, 2000                            1

         Consolidated Statements of Operations for the Six
         Months Ended June 30, 2001 and June 30, 2000                         2

         Consolidated Statements of Operations for the Three
         Months Ended June 30, 2001 and June 30, 2000                         3

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2001 and June 30, 2000                         4

         Notes to Financial Statements                                        5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          12

PART II: OTHER INFORMATION                                                   12

         SIGNATURES                                                          13

                          PACIFIC GULF PROPERTIES INC.

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                        (in thousands, except share data)

                                                           June 30,     December 31,
                                                             2000          2000
                                                          -----------   ------------
                                                          (Unaudited)    (Audited)
ASSETS

Real estate properties held for sale                        $161,572     $179,628
Cash and cash equivalents                                     23,519       33,492
Accounts and other receivables                                 1,274        1,213
Other assets                                                  10,584       11,055
                                                            --------     --------
                                                            $196,949     $225,388
                                                            ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Loans payable                                               $ 71,927     $ 75,342
Accounts payable and accrued liabilities                       6,727       10,434
                                                            --------     --------
                                                              78,654       85,776
Minority partners' interest in consolidated partnerships          --        1,608

Commitments and contingencies                                     --           --

Shareholders' equity
  Preferred shares, $.01 par value; 10,000,000 shares
    authorized; Senior Cumulative Convertible Class A
    Preferred Stock; no shares outstanding                        --           --
  Preferred shares, $.01 par value; 300,000 shares
    authorized; Class C Junior Participating Cumulative
    Preferred Stock; no shares outstanding                        --           --
  Common shares, $.01 par value; 100,000,000 shares
    authorized; 26,082,506 shares outstanding                    261          261
  Additional paid-in capital                                 107,748      137,743
  Retained earnings                                           10,286           --
                                                            --------     --------
                                                             118,295      138,004
                                                            --------     --------
                                                            $196,949     $225,388
                                                            ========     ========

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                 Six months ended
                                                                     June 30,
                                                               --------------------
                                                                 2001        2000
                                                               --------     -------
REVENUES
Rental income
  Industrial properties                                        $  4,656     $53,480
  Multifamily properties                                          6,237      13,517
                                                               --------     -------
                                                                 10,893      66,997
Interest income                                                   1,067         168
                                                               --------     -------
                                                                 11,960      67,165
                                                               --------     -------
EXPENSES
Rental property expenses
  Industrial properties                                           1,168      11,566
  Multifamily properties                                          2,368       4,502
                                                               --------     -------
                                                                  3,536      16,068

Depreciation                                                         --      14,567

Interest (including amortization of financing costs
  of $39 and $357, respectively)                                    946      14,692

General and administrative expenses                               2,695       3,650
Provision for impairment loss on real estate                      5,094          --
Minority interest in earnings of consolidated partnerships           --         604
                                                               --------     -------
                                                                 12,271      49,581
                                                               --------     -------

INCOME (LOSS) BEFORE GAINS ON SALES OF REAL ESTATE                 (311)     17,584
Gains on sales of real estate                                    10,597       3,415
                                                               --------     -------
NET INCOME                                                       10,286      20,999
Less preferred dividend requirements                                 --       2,529
                                                               --------     -------
INCOME AVAILABLE TO COMMON SHAREHOLDERS                        $ 10,286     $18,470
                                                               ========     =======
EARNINGS PER SHARE
  Basic                                                        $   0.39     $  0.89
                                                               ========     =======
  Diluted                                                      $   0.39     $  0.88
                                                               ========     =======
DIVIDENDS DECLARED PER SHARE                                   $     --     $  0.88
                                                               ========     =======
LIQUIDATING DISTRIBUTIONS DECLARED PER SHARE                   $   1.15     $    --
                                                               ========     =======

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                               Three months ended
                                                                    June 30,
                                                               -------------------
                                                                 2001       2000
                                                               --------    -------
REVENUES
Rental income
  Industrial properties                                        $  2,222    $27,254
  Multifamily properties                                          2,962      6,813
                                                               --------    -------
                                                                  5,184     34,067
Interest income                                                     560        100
                                                               --------    -------
                                                                  5,744     34,167
                                                               --------    -------
EXPENSES
Rental property expenses
  Industrial properties                                             620      5,752
  Multifamily properties                                          1,269      2,272
                                                               --------    -------
                                                                  1,889      8,024

Depreciation                                                         --      7,306

Interest (including amortization of financing costs
  of $16 and $185, respectively)                                    500      7,553

General and administrative expenses                               1,557      1,823
Provision for impairment loss on real estate                      5,094         --
Minority interest in earnings of consolidated partnerships           --        302
                                                               --------    -------
                                                                  9,040     25,008
                                                               --------    -------

INCOME (LOSS) BEFORE GAINS ON SALES OF REAL ESTATE               (3,296)     9,159
Gains on sales of real estate                                        96      2,524
                                                               --------    -------
NET INCOME (LOSS)                                                (3,200)    11,683
Less preferred dividend requirements                                 --      1,265
                                                               --------    -------
INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                 $ (3,200)   $10,418
                                                               ========    =======
EARNINGS PER SHARE
  Basic                                                        $  (0.12)   $  0.50
                                                               ========    =======
  Diluted                                                      $  (0.12)   $  0.49
                                                               ========    =======
DIVIDENDS DECLARED PER SHARE                                   $     --    $  0.44
                                                               ========    =======
LIQUIDATING DISTRIBUTIONS DECLARED PER SHARE                   $   1.15    $    --
                                                               ========    =======

See accompanying notes

                          PACIFIC GULF PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited))

                                                             Six months ended
                                                                 June 30,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                 $ 10,286    $ 20,999
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                 --      14,567
    Amortization of financing costs                              39         357
    Provision for impairment loss on real estate              5,094          --
    Gains on sales of real estate                           (10,597)     (3,415)
    Minority interests in earnings of consolidated
      partnerships                                               --         604
    Compensation recognized related to restricted
      stock and options issued to employees                      --         207
    Net decrease (increase) in other assets                     371      (5,178)
    Net (decrease) increase in liabilities                   (3,707)      1,237
                                                           --------    --------
Net cash provided by operating activities                     1,486      29,378
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES

Additions to real estate properties                          (2,969)     (6,542)
Development expenditures                                    (11,622)    (19,473)
Proceeds from sale of real estate                            38,150      13,132
                                                           --------    --------
Net cash provided by (used in) investing activities          23,559     (12,883)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line of credit                                     --      14,700
Repayment of line of credit                                      --      (6,000)
Repayment of mortgage notes payable                         (10,341)     (5,762)
Proceeds from construction loans                              6,926       8,877
Issuance of common shares                                        --           5
Purchase of treasury stock                                       --        (586)
Minority interest distributions                              (1,608)       (554)
Dividends paid on common shares                                  --     (18,225)
Dividends paid on preferred shares                               --      (2,529)
Liquidating distribution on common shares                   (29,995)         --
                                                           --------    --------
Net cash used in financing activities                       (35,018)    (10,074)
                                                           --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (9,973)      6,421
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             33,492       2,177
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 23,519    $  8,598
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

On November 9, 2000, the Company's shareholders approved a plan to sell the Company's industrial properties portfolio to CalWest Industrial Properties LLC and to sell its remaining assets and liquidate and dissolve the Company (the "Liquidation Plan") without further approval by the shareholders. In accordance with this plan, the Company sold the majority of its industrial properties portfolio to CalWest Industrial Properties LLC on November 22, 2000 for an aggregate price of $852,989,000. Following the sale, the Company made a cash distribution to shareholders of $22 per share in December 2000. An additional liquidating distribution of $1.15 was made to shareholders on June 20, 2001.

Prior to the Company's Liquidation Plan, the Company owned, operated, leased, acquired, rehabilitated and developed primarily light industrial and business park properties ("Industrial Properties")in the Western United States. In addition to its Industrial Properties, the Company owned, operated, acquired and developed unassisted rental housing for active seniors age 55 and older, focusing mainly in California. The Company also owned and operated family-style apartment communities.

As a result of the shareholders' approval of the Liquidation Plan, the Company changed its basis of accounting from the going concern basis to the liquidation basis, effective December 31, 2000. Accordingly, consolidated statements of net assets in liquidation at June 30, 2001 and December 31, 2000 have been presented to provide more relevant information.

On March 1, 2001, the Company entered into a definitive merger agreement (the "Merger Agreement") with FountainGlen Properties LLC, an affiliate of Prudential Real Estate Investors, pursuant to which the Company will be merged with and into FountainGlen Properties LLC. The merger is subject to shareholder approval which is being solicited at a special meeting of shareholders to be held on August 14, 2001. A proxy statement (the "Proxy") dated July 13, 2001 has been mailed to shareholders. Pursuant to the provisions of the Merger Agreement, FountainGlen Properties LLC will only acquire the Company's senior housing assets and the corporate office building in the merger.

Prior to the consummation of the merger, and whether or not the merger is consummated, the Company will transfer any assets other than senior housing assets, the corporate office building and certain cash deposits, to a liquidating trust for the benefit of shareholders. The trust will be responsible for selling any assets transferred to it and distributing the proceeds received from such sales to the shareholders, as well as providing certain limited indemnities to FountainGlen Properties, LLC and other entities. The Company will not control the nature and timing of the sales of such transferred assets, the payment of such assumed liabilities or the nature, amount and timing of distributions from the trust. Instead, a trustee will be appointed to administer the trust in accordance with the terms of a liquidating trust agreement, which will govern the operation of the trust.

In addition to the liquidating trust interests, under the terms of the Merger Agreement the Company's shareholders will receive, in exchange for their shares of Company stock, an aggregate amount of approximately $78 million in cash, or $3.00 per share, subject to certain adjustments. These adjustments are based on amounts that the Company has agreed to deliver at closing for items such as net working capital, total equity invested in the senior properties, total deposits for new senior properties and any increases in the development budgets for the senior properties. The Company currently estimates, based on the per share price in the merger and value of assets and cash expected to be distributed to shareholders from the trustee of the liquidating trust, after consideration of transaction costs, that shareholders may receive up to $5.20 per share in aggregate distributions. During the six months ended June 30, 2001, the Company incurred and expensed $989,000 of merger related costs and expenses.

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

In April 2001, the Company sold an industrial property located in Anaheim, California for $6,400,000. A gain of $96,000 was recognized on the sale.

At June 30, 2001, real estate properties held for sale consists of three industrial properties containing 780,904 square feet, six active senior properties consisting of 1,294 units and six active senior properties in various stages of development. A provision for impairment loss of $5,094,000 was recorded to reduce the carrying amount of the industrial property located in Sacramento to its estimated fair market value less costs to dispose.

Real estate held for sale consists of the following at June 30, 2001 and December 31, 2000

                                     2001                2000
                                   --------            --------
     Operating properties          $105,313            $129,897
     Development properties          61,353              49,731
     Valuation allowance             (5,094)                 --
                                   --------            --------
                                   $161,572            $179,628
                                   ========            ========

Subsequent to June 30, 2001, the Company sold an industrial property located in Sunnyvale, California for $20,300,000.

3. LOANS PAYABLE

The Company's loans payable at June 30, 2001 and December 31, 2000 consist of the following (in thousands):

                                               2001          2000
                                             -------        -------
Conventional mortgage notes
  Industrial properties                      $ 7,118        $ 7,219
  Active Senior Apartments                     4,450          4,487
  Family style Apartments                         --          9,912
                                             -------        -------
                                              11,568         21,618
Tax-exempt mortgage notes
  Active Senior Apartments                    38,351         38,642
  Construction loans                          22,008         15,082
                                             -------        -------
                                             $71,927        $75,342
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

5. PER COMMON SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, in accordance with the Statement of Financial Accounting Standards Board No. 128:


                                                    2001                                          2000
                                  -----------------------------------------     ----------------------------------------
                                                   Weighted                                      Weighted
                                                   Average                                        Average
                                   Earnings         Shares        Earnings       Earnings         Shares       Earnings
                                  (Numerator)    (Denominator)    Per Share     (Numerator)    (Denominator)   Per Share
                                  -----------    -------------    ---------     -----------    -------------   ---------
BASIC EPS

  Income available to common
    shareholders                  $10,286,000     26,083,000        $0.39       $18,470,000      20,694,000      $0.89
                                                                    =====                                        =====

EFFECT OF DILUTIVE SECURITIES

  Stock options                                           --                                         49,000

  Restricted stock                                        --                                         83,000

  Limited partnership units               --          14,000                        604,000         854,000
                                 -----------      ----------                    -----------      ----------
DILUTED EPS                      $10,286,000      26,097,000        $0.39       $19,074,000      21,680,000      $0.88
                                 ===========      ==========        =====       ===========      ==========      =====

Shares of Senior Cumulative Convertible Class A Preferred Stock, convertible into 2,763,116 shares of common stock, were outstanding during 2000 but were not included in computing diluted earnings per share. Including these shares in the computation increases earnings per share $.01, and are/was considered antidilutive.

6. COMMON SHARE DISTRIBUTIONS

As a result of the shareholders' approval of the Liquidation Plan, the Company made a partial liquidating distribution of $1.15 per share on June 20, 2001.

7. INTEREST

Interest incurred for the six months ended June 30, consists of the following (in thousands):

                                                 2001          2000
                                                -------      --------

    Interest incurred                           $ 2,426      $ 15,798

    Amortization:

      Line of credit financing costs                 --           210

      Long-term financing costs                      39           147

    Interest capitalized                         (1,519)       (1,463)
                                                -------      --------
    Interest expense                            $   946      $ 14,692
                                                =======      ========

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

NOI from industrial properties totaled $3,488,000 and $41,914,000 for the six months ended June 30, 2001 and 2000 respectively.

NOI from multifamily properties totaled $3,869,000 and $9,015,000 for the six months ended June 30, 2001 and 2000 respectively.

NOI from industrial properties totaled $1,602,000 and $21,502,000 for the quarters ended June 30, 2001 and 2000 respectively.

NOI from multifamily properties totaled $1,693,000 and $4,541,000 for the quarters ended June 30, 2001 and 2000 respectively.

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

9. NEW PRONOUNCEMENT

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board No. 133, as amended. Statement No. 133 outlines the accounting treatment for derivative instruments and hedging activities. The adoption of Statement No. 133 did not have a significant effect on its consolidated results of operations or financial position.

10. LEGAL PROCEEDINGS

On September 13, 2000 an action was filed against the Company by JJ Acquisition Corporation d.b.a. California Job Journal ("CJJ") in the Superior Court of the State of California, County of Sacramento. The CJJ complaint contains six causes of action stemming from the alleged presence of mold in the plaintiff's leased premises: breach of lease, negligence, negligent misrepresentation, fraud and concealment, negligence and unfair business practices. Subsequent to this filing, a number of employees and related parties of CJJ have filed similar actions in the Superior Court of the State of California, County of Sacramento. On February 13, 2001, the Company filed its answer with affirmative defenses to the CJJ complaint and a cross complaint against CJJ with the following causes of action: equitable indemnity, contractual indemnity, breach of contract and declaratory relief. The Company has tendered these matters to its insurance carrier. The Company believes it has meritorious defenses to the claims, but there can be no assurance that such defenses will be successful and that the lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, the timing of the final resolution of the proceedings is uncertain.

On March 2, 2001, an alleged class action complaint was filed in the Superior Court of the State of California, County of Orange, naming as defendants the Company and the Directors of the Company. The lawsuit, filed on behalf of Kenneth Garvey, alleges, among other things, breach of fiduciary duty and self-dealing relating to the Merger Agreement with FountainGlen Properties LLC and seeks to enjoin the merger. The complaint alleges that the employment agreements to be received by certain members of management from FountainGlen Properties LLC pursuant to the merger are lucrative and result in more favorable treatment of management than other shareholders in the merger, and that the merger is intended to deprive the Company's shareholders of the future potential value of its properties. After significant negotiations during June and July, the Company and the named plaintiff have reached an agreement-in-principle to settle this lawsuit. Under the agreement, the Company has supplemented and amended the disclosure in the Proxy statement and has agreed to acknowledge that the pendency of the lawsuit was a factor the Company's board considered in declaring the special liquidating distribution to its shareholders of $1.15 per share in June 2001. In addition, the Company agreed that it would pay attorneys' fees, costs and expenses, subject to court approval of the settlement, in the aggregate amount of $470,000. This agreement-in-principle is subject to the completion of final documentation, preliminary approval of the court, the mailing of notice to the Company's shareholders and a final hearing on approval of the settlement.

PACIFIC GULF PROPERTIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

                                                SIX MONTHS ENDED JUNE 30,
                                                -------------------------
                                                  2001           2000
                                                ---------      ---------
                                                  (IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA)
    SUMMARY OF OPERATIONS
    Rental Income .........................     $  10,893      $  66,997
    Rental property expenses ..............        (3,536)       (16,068)
                                                ---------      ---------
    Property operating income .............         7,357         50,929
    Interest income .......................         1,067            168
    Less expenses:
      Depreciation ........................            --         14,567
      Interest ............................           946         14,692
      Provision for impairment loss
        on real estate ....................         5,094             --
      General and administrative ..........         2,695          3,650
    Minority partner's interest in earnings            --            604
                                                ---------      ---------
    Income (loss) before gains on sales of
      real estate .........................          (311)        17,584
    Gains on sales of real estate .........        10,597          3,415
                                                ---------      ---------
    Net income ............................        10,286         20,999
    Less preferred dividend requirements ..            --          2,529
                                                ---------      ---------
    Income available to common shareholders     $  10,286      $  18,470
                                                =========      =========
    Basic earnings per share ..............     $    0.39      $    0.89
                                                =========      =========

    SUMMARY OF FINANCIAL POSITION

    Real estate ...........................     $ 161,572      $ 872,325
    Total assets ..........................     $ 196,949      $ 905,787
    Loans payable .........................     $  71,927      $ 430,157
    Total liabilities .....................     $  78,654      $ 477,325
    Total shareholders' equity ............     $ 118,295      $ 428,462

Sales during the fourth quarter of 2000 of a majority of the Company's industrial and multifamily property portfolios is the primary factor in explaining the changes in operating results when the period ended June 30, 2001 is compared to the period ended June 30, 2000. Net income for the period ended June 30, 2001 was $10.3 million, or $0.39 per share (basic), as compared to $18.5 million, or $0.89 per share (basic), for the period ended June 30, 2000. Included in net income for the period ended June 30, 2001 were gains on sales of real estate of $10.6 million as compared to $3.4 million recognized a year ago. A provision for impairment of $5.1 million was also recorded in the 2001 period.

In 2001, loss before gains on sales of real estate was $0.3 million as compared to income of $17.6 million in 2000. This decrease was due to a decrease in property operating income of $43.6 million, offset by a decrease in interest expense of $13.7 million, depreciation expense of $14.6 million, and general and administrative expense of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In the fourth quarter of 2000, the Company's shareholders approved a plan to sell the Company's assets and to liquidate and dissolve the Company. Net sales proceeds and available cash from the sale of the Company's assets and liquidation will be used to satisfy debts and obligations with remaining funds to be distributed to the shareholders. It is presently estimated that the liquidation will be substantially completed during 2001, although there can be no assurance thereof, and that net proceeds will be distributed as determined by the Board of Directors. As part of this liquidation, it is anticipated that the Company will establish a liquidating trust to which the Company will transfer, prior to the consummation of the merger with FountainGlen Properties, LLC, any remaining industrial assets, as well as the cash proceeds from any such sales and other cash balances. The Company will then distribute pro rata beneficial interests in the trust to its shareholders prior to the merger. Although it is expected that the Company will continue to qualify as a REIT until its dissolution, no assurance can be given that the Company will not lose or terminate its status as a REIT.

As a result of the shareholders' approval of the Company's liquidation plan, the Company changed its basis of accounting from the going concern basis to the liquidation basis, effective December 31, 2000. Accordingly, a consolidated statement of net assets in liquidation at June 30, 2001 has been presented to provide more relevant information.

At June 30, 2001, the Company had $23,519,000 of cash to meet its immediate short-term liquidity requirements. Future short-term liquidity requirements are anticipated to be met through the net cash flow from operations and existing working capital.

The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in the foreseeable future.

Cash provided by operating activities decreased from $29,378,000 for the period ended June 30, 2000 to $1,486,000 for the period ended June 30, 2001. The decrease is due to the sale of a majority of the Company's assets as part of its liquidation plan.

Cash from investing activities increased from a use of $12,883,000 for the period ended June 30, 2000 to funds provided of $23,559,000 for the period ended June 30, 2001 as a result of decreased development expenditures and increased proceeds from sales of real estate in 2001.

Cash used in financing activities increased from $10,074,000 for the period ended June 30, 2000 to $35,018,000 for the period ended June 30, 2001 primarily from the repayment of debt and increase in minority interest distributions and in liquidating distributions paid in 2001, offset by a decrease in dividends paid in 2001.

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

IMPACT OF INFLATION

Substantially all of the Company's leases on its industrial properties, which have terms generally ranging from one to five years, contain provisions for rental increases based either on fixed increases or on increases in the Consumer Price Index. All of the Company's leases on its multifamily properties are for a period of one year or less. Substantially all of the Company's leases allow at the time of renewal for adjustments in the rent payable thereunder. Accordingly, management believes the provisions contained in its industrial leases and the nature of its multifamily leases tend to mitigate the adverse impact of inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for detailed disclosure about quantitative and qualitative disclosures about market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 2000.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10 of the Notes to Financial Statements appearing in Part I, Item 1 of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               Exhibit
               Number                        Description
               ------                        -----------

                 4.1 Agreement and Plan of Merger by and between FountainGlen Properties LLC and Pacific Gulf Properties Inc. dated as of March 1, 2001 (incorporated by reference from the Company's Current Report on Form 8-K/A filed on or about July 11, 2001)

         (b) Reports on Form 8-K

                  (i) The Company filed a report on Form 8-K on March 2, 2001 (and again on July 11, 2001 under a corrected SEC filing number), disclosing under Item 5 the execution of a definitive merger agreement with FountainGlen Properties LLC, an affiliate of Prudential Real Estate Investors.

                  (ii) The Company filed a report on Form 8-K on June 14, 2001, disclosing under Item 2 the disposition of certain real estate assets and including pro forma condensed consolidated financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC GULF PROPERTIES INC.


/s/ Glenn L. Carpenter                        /s/ Donald G. Herrman
----------------------------------------      ----------------------------------
    Glenn L. Carpenter                            Donald G. Herrman
    Chairman and Chief Executive Officer          Chief Financial Officer
                                                  and Secretary


DATED: August 13, 2001