Form 10-K
period 2001-12-31
PACIFIC GULF PROPERTIES INC
filed 2002-07-09
CIK 912597

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12768*

                    Pacific Gulf Properties Liquidating Trust
             (Exact name of registrant as specified in its charter)


                  New York                                 41-6493035
                  ---------                                ----------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

              c/o Wells Fargo Bank Minnesota, National Association
                          Customized Fiduciary Services
                        Sixth and Marquette, MAC 9303-120
                              Minneapolis, MN 55479
              (Address and zip code of principal executive offices)

                                 (612) 316-1445
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

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

                                Yes  [X]  No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      --------
        *Pacific Gulf Properties Liquidating Trust is the distributee of certain assets and liabilities of Pacific Gulf Properties Inc. and files reports under Pacific Gulf Properties' former Commission file number.

                    Pacific Gulf Properties Liquidating Trust

                                TABLE OF CONTENTS

                                     PART I                            Page No.

ITEM 1.   BUSINESS............................................................3

ITEM 2.   PROPERTIES..........................................................5

ITEM 3.   LEGAL PROCEEDINGS...................................................6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................7

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.........................................7

ITEM 6.   SELECTED FINANCIAL DATA.............................................8

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................8

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.........................................................9

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................10

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................19

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................19

ITEM 11.  EXECUTIVE COMPENSATION.............................................19

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.........................................................19

ITEM 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.....................20

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K........................................................20

SIGNATURES...................................................................20

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         The Pacific Gulf Properties Liquidating Trust (the "Trust") was established pursuant to the Pacific Gulf Liquidating Trust Agreement dated August 23, 2001 (the "Trust Agreement"), by and between Wells Fargo Bank Minnesota, National Association (the "Trustee") and Pacific Gulf Properties Inc. ("PGP"). Pursuant to the Trust Agreement and to that Agreement and Plan of Merger dated as of March 1, 2001 (the "Merger Agreement") by and between FountainGlen Properties LLC ("FGP") and PGP, on August 23, 2001 certain assets and liabilities of PGP were transferred to the Trust, and PGP merged (the "Merger") with and into FGP and ceased its separate corporate existence.

         The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former shareholders of PGP (the "Beneficiaries"). Interests in the Trust ("Beneficial Interests") are not assignable or transferable except by will, intestate succession, or operation of law.

         The principal assets transferred to the Trust on August 23, 2001 included:

         -  An industrial property with 382,245 leasable square feet located in
            City of Industry, California (the "City of Industry Property")
         -  An industrial property with 269,146 leasable square feet located in
            Sacramento, California (the "Sacramento Property")
         -  Cash in the amount of $13,256,000
         - A note receivable from PGP (assumed by operation of law by FGP) in the amount of $10,750,000
         - A management agreement and certain other agreements associated with the City of Industry Property and the Sacramento Property

         The principal liabilities assumed by the Trust on August 23, 2001 included:

         - The liabilities (with specified exceptions) of PGP associated with its prior ownership of the City of Industry Property and the Sacramento Property, including those associated with certain tenant lawsuits
         - The obligations of PGP and FGP with respect to claims by purchasers of certain other industrial properties previously sold by PGP
         - The obligation of PGP to make payments for certain post-closing consideration adjustments under the Merger Agreement and to pay other transaction costs associated with the Merger

TAX TREATMENT

         Because the Trust is classified as a liquidating trust it will be treated as a grantor trust for Federal income tax purposes, and accordingly will not be subject to tax on any income or gain recognized by it. Each Beneficiary will be treated as the owner of his pro rata portion of each asset, including cash, received by and held by the Trust and will be required to take into account in computing his own taxable income, his pro rata share of each item of income, gain and loss of the Trust.

         The Trust will issue an annual information statement to the Beneficiaries with tax information sufficient to enable Beneficiaries to complete their tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

REPORTS TO BENEFICIARIES; MEETINGS

         The Trustee is required to provide to the Benficiaries and to file with the Securities and Exchange Commission an annual report on Form 10-K and interim reports on Form 8-K whenever, in the opinion of the Trustee, a significant event relating to the Trust's assets has occurred.

         Generally, there will not be meetings of the Beneficiaries. However, holders of at least 10% of the aggregate Beneficial Interests may require the Trustee to call a meeting of the holders of the Beneficial Interests.

CITY OF INDUSTRY PROPERTY SALE

         On November 15, 2001, the Trust completed the sale of the City of Industry Property for an aggregate sale price of $18,000,000. The Trust realized net proceeds, net of closing costs of approximately $400,000, of approximately $17,300,000.

DISTRIBUTIONS

         On December 31, 2001, the Trustee of the Trust made a cash distribution of $1.00 per unit (25,939,116 in total) to the Beneficiaries.

         IT HAS BEEN ESTIMATED THAT THE TRUST WILL MAKE ADDITIONAL FUTURE CASH DISTRIBUTIONS OF APPROXIMATELY $1.00 PER UNIT OF BENEFICIAL INTEREST BASED UPON FUNDS AVAILABLE, FUNDS FROM THE REPAYMENT OF THE NOTE RECEIVABLE, ESTIMATED NET PROCEEDS FROM THE ULTIMATE SALE OF THE SACRAMENTO PROPERTY, THE ESTIMATED TIMING OF SUCH SALE, THE LEVELS OF RESERVES DEEMED NECESSARY OR APPROPRIATE, AND OTHER CONSIDERATIONS. ALTHOUGH THE TRUSTEE BELIEVES THAT THE ASSUMPTIONS AND PROJECTIONS USED IN ARRIVING AT THE ESTIMATE OF THE REMAINING NET CASH LIQUIDATION PROCEEDS ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL IN FACT PROVE CORRECT. ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THE ACTUAL REMAINING DISTRIBUTIONS WILL NOT BE IN AN AMOUNT THAT WILL VARY MATERIALLY FROM THE TRUSTEE ESTIMATES OF NET LIQUIDATION VALUES.


ITEM 2. PROPERTIES.

         At December 31, 2001, the Trust owned a 269,146 square foot industrial property located in Sacramento, California, which was approximately 74.55% leased. The Trust continues to negotiate to sell the Sacramento Property in one or more parcels.

         At December 31, 2001 the Trust holds a Note Receivable from FGP in the amount of $10,750,000. The Note bears interest at 5%, is due and payable on or before August 23, 2002 and is secured by a Deed of Trust on a senior apartment property located in Temecula, California.

ITEM 3. LEGAL PROCEEDINGS.

         Litigation claims against FGP, related to properties formerly owned by PGP, created two payment obligations of the Trust.

         CHILD ABUSE PREVENTION COUNCIL OF SACRAMENTO, INC.,

         The Child Abuse Prevention Council of Sacramento, Inc. ("CAPC") leased a portion of the Sacramento Property from PGP. The building became infested with mold at some unidentified point in time, and CAPC vacated the building. CAPC and several of its employees commenced an action in California alleging that PGP knew about the mold infestation but failed to warn CAPC about the problem and the potential health risks, and failed to take adequate measures to correct the problem. CAPC sought damages for the costs of relocating to a new facility. The employees sought damages for health problems that they alleged were caused by mold exposure. The amount of the alleged actual damages of CAPC and the employees are unspecified. CAPC and the employees also sought punitive damages. PGP submitted defense of the case to its insurance carriers, which accepted the defense subject to certain reservations. The litigation has tentatively been settled without liability obligations of FGP or the Trust. Such litigation, however, resulted in defense costs to FGP that are payable by the Trust in the estimated amount of $ 245,000. Some portion of those defense costs may be recoverable from the liability insurance company, but such recovery may be disputed and is uncertain.

         SUPPLEMENTAL MANUFACTURING

         Supplemental Manufacturing, Inc. ("SMI") and PGP entered into a lease agreement pursuant to which SMI leased property owned by PGP and located in Arizona. SMI alleged that due to problems with the roof of the property, problems about which SMI alleged PGP was aware prior to execution of the lease agreement, substantial leakage occurred that damaged SMI property and otherwise made the property uninhabitable. After SMI ceased making lease payments, PGP declared a default under the lease and SMI vacated the building. PGP commenced an action against SMI to enforce its remedies under the lease, and SMI counterclaimed for damages allegedly incurred as a result of the roof leakage and the relocation of its business operations. The case was settled with the Trust funding a payment of $120,000 to SMI in exchange for a release of all claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Beneficiaries, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public market for the Beneficial Interests of the Trust. The Beneficial Interests are not transferable except by will, intestate succession, or operation of law. As of December 31, 2001, the Trust had approximately 1,078 Beneficiaries of record and 25,939,116 units of Beneficial Interest outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected unaudited financial data of the Trust are qualified by reference to and should be read in conjunction with the unaudited financial statements, related notes thereto and other financial data included elsewhere herein. The operating results reflected are for the period August 23, 2001 through December 31, 2001. These historical results are not necessarily indicative of the results to be expected in the future.

OPERATING RESULTS AND DISTRIBUTIONS                               (Unaudited)
  (FOR THE PERIOD AUGUST 23, 2001 THROUGH DECEMBER 31, 2001)      -----------

Increase in net assets                                            $52,864,306

Increase in net assets per beneficial unit before distributions   $ 2.04

Distributions to Beneficiaries per beneficial unit                $ 1.00


NET ASSET DATA (AT DECEMBER 31, 2001)

Total assets                                                      $27,609,466

Total liabilities                                                 $684,276

Beneficiaries' net assets in liquidation                          $26,925,190

Net asset value per beneficial unit                               $1.04


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data (Item
6) and the Unaudited Financial Statements and Notes thereto (Item 8).

         The unaudited financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for an entity in liquidation.

         Pacific Gulf Properties Liquidating Trust (the "Trust"), a grantor trust, was formed in order to liquidate the assets and liabilities transferred to it by Pacific Gulf Properties Inc ("PGP") and to distribute the net funds remaining following such liquidation to the former shareholders of PGP. The Trust began operations on August 23, 2001 when PGP transferred certain of its assets (consisting primarily of cash, a note receivable and two parcels of real property), subject to certain identified liabilities, to the Trust. The Trustee is charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities and make distributions to the Beneficiaries of the Trust.

         The Trust recorded an increase in net assets before distributions to beneficiaries of $52,864,306($2.04 per unit) for the period ended December 31, 2001. The increase in net assets primarily resulted from assets transferred to the Trust, property operating income (which is defined as rental income less property operating expense and real estate taxes), interest income and general and administrative expense. In November 2001, the Trust sold one of the two properties that were transferred to it by PGP for an aggregate sale price of $18,000,000 and realized proceeds, net of closing costs of approximately $400,000, of approximately $17,300,000. The results for the period ended December 31, 2001 are not comparable to any prior period because the Trust began operations as of August 23, 2001.

         At December 31, 2001, the Trust has assets of $27,609,466. The Trustee believes that its cash resources, receivables and remaining one property are sufficient to meet all anticipated liquidity requirements.

         Subsequent Events. As reported in the 8K filed June 4, 2002, on or about May 31, 2002, the sale of a portion of the Sacramento property was consummated for a purchase price of $6,500,000. Net proceeds to the Liquidating Trust were approximately $5,935,000. The trust anticipates making a second distribution to beneficiaries in September 2002 at a rate to be determined.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Trust is presently exposed to interest rate changes primarily as a result of the short maturity of the financial instruments comprising its portfolio of cash and cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                    CONTENTS

             ------------------------------------------------------
             ------------------------------------------------------

             UNAUDITED FINANCIAL STATEMENTS

                Statement of net assets                           2

                Statement of changes in net assets                3

                Statement of cash flows                           4

                Notes to financial statements                     5

             ------------------------------------------------------

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

STATEMENT OF NET ASSETS
DECEMBER 31, 2001

                                                                        (Unaudited)
-----------------------------------------------------------------------------------
Assets
  Cash and cash equivalents (Note 4)                                   $  4,862,629
  Interest receivable                                                        57,638
  Other receivables (Note 5)                                                995,334
  Property held for sale (Note 5)                                        10,943,865
  Note receivable (Notes 4 and 6)                                        10,750,000
                                                                       ------------
      TOTAL ASSETS                                                     $ 27,609,466
                                                                       ------------

Liabilities
  Accrued Liabilities (Note 7)                                         $    561,671
  Trustee Fees (Note 9)                                                     121,375
  Payable to beneficiaries (Note 10)                                          1,230
                                                                       ------------
      TOTAL LIABILITIES                                                $    684,276
                                                                       ------------

Commitments and contingencies (Notes 3, 4, 5 and 11)

          NET ASSETS                                                   $ 26,925,190
                                                                       ============

See Notes to Unaudited Financial Statements.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD AUGUST 23, 2001, THROUGH DECEMBER 31, 2001

                                                                        (Unaudited)
-----------------------------------------------------------------------------------
Increase in net assets:
  Assets transferred to the Trust (Note 3)                             $ 52,815,458
  Rental income, net (Note 5)                                               779,716
  Interest income                                                           370,930
                                                                       ------------
      TOTAL INCREASES IN NET ASSETS                                      53,966,104
                                                                       ------------

Decrease in net assets:
  Trustee fees (Note 9)                                                     129,858
  Closing and related costs (Note 5)                                        364,970
  Post-merger adjustment (Note 3)                                           137,395
  Litigation and settlement costs                                           366,544
  General legal expenses                                                     90,088
  Professional services                                                      11,595
  Other trust operating expenses                                              1,348
                                                                       ------------
      TOTAL DECREASES NET ASSETS                                          1,101,798
                                                                       ------------
Increase in net assets before distribution to beneficiaries              52,864,306
Distributions to beneficiaries (Note 10)                                (25,939,116)
                                                                       ------------
          INCREASE IN NET ASSETS                                       $ 26,925,190
                                                                       ============

See Notes to Unaudited Financial Statements.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

STATEMENT OF CASH FLOWS
FOR THE PERIOD AUGUST 23, 2001, THROUGH DECEMBER 31, 2001

                                                                         (Unaudited)
------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Increase in net assets before distributions to beneficiaries           52,864,306
  Transfer of assets and liabilities to the Trust                       (52,815,458)
  Change in net assets:
      Receivables                                                          (837,354)
      Accrued expenses                                                      561,671
      Trustee fees payable                                                  121,375
      Payable to beneficiaries                                                1,230
                                                                       ------------
          NET CASH USED IN OPERATING ACTIVITIES                            (104,230)

Cash Flows From Investing Activities
  Transfer of cash and cash equivalents to Trust                         13,256,330
  Proceeds from sale of property during year                             17,649,645
  Distribution to beneficiaries                                         (25,939,116)
                                                                       ------------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                       4,966,859
                                                                       ------------
          NET INCREASE IN CASH                                            4,862,629

Cash
  Beginning of year                                                              --
                                                                       ------------
  End of year                                                          $  4,862,629
                                                                       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
  Transfer of assets and liabilities to the Trust:
    Properties held for sale                                           $ 28,593,510
    Note receivable                                                      10,750,000
    Cash from City of Industry property to be transferred                   215,618
                                                                       ------------
                                                                       $ 39,559,128
                                                                       ============

See Notes to Unaudited Financial Statements

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NATURE OF ORGANIZATION

The Pacific Gulf Properties Liquidating Trust (the Trust) was established pursuant to the Pacific Gulf Liquidating Trust Agreement dated August 23, 2001 (the Trust Agreement), by and between Wells Fargo Bank Minnesota, National Association (the Trustee) and Pacific Gulf Properties Inc. (PGP). Pursuant to the Trust Agreement and to the Agreement and Plan of Merger dated as of March 1, 2001 (the Merger Agreement) by and between Fountain Glen Properties LLC (FGP) and PGP, certain assets and liabilities of PGP were transferred to the Trust on August 23, 2001, and PGP merged (the Merger) with and into FGP and ceased its separate corporate existence.

The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former shareholders of PGP (the Beneficiaries). Interests in the Trust (Beneficial Interests) are not assignable or transferable except by will, intestate succession, or operation of law.

The common stock transfer books of PGP were permanently closed on August 23, 2001. All shareholders of PGP at that time were deemed to be Beneficiaries of the Trust. There were 25,939,116 units of beneficial interest outstanding on the basis of one unit of beneficial interest for each common share of PGP held on August 23, 2001. The Trust Agreement sets forth a time limit of three years for the disposition of the Trust's assets and distribution to the Beneficiaries unless a later termination is required by the Trustee of the Trust.


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS: The Trust considers all demand accounts, money market funds, and short-term investments with an original maturity of three months or less to be cash and cash equivalents.

INVESTMENTS IN MARKETABLE SECURITIES: Investments in marketable securities are recorded at fair value based upon quoted market prices.

PROPERTY HELD FOR SALE: Property held for sale is recorded at the amount which the Trustee believes will be realized from the sale of the property. As a result, costs associated with the property that would affect the ultimate sales proceeds (i.e., prepaid rents, accounts receivable, property tax, commission or security deposit liabilities, etc.) are incorporated into this estimate. As a result, no specific receivables or payables related to the property held for sale are reflected in the statement of net assets.

CONCENTRATION OF CREDIT RISK: The Trust is presently exposed to interest rate changes primarily as a result of the short maturity of the financial instruments comprising its portfolio of cash equivalents. In addition, the Trust maintains its cash and cash equivalents in the Trust account which, at times, may exceed federally insured limits. The Trust has not experienced any losses in such accounts.

INCOME TAX STATUS: The Trust is considered a liquidating trust and is exempt from paying income taxes under Treasury Regulations Section 301.7701-4 of the Internal Revenue Code and applicable sections of state statutes.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported changes in net assets during the reporting period. All assets have been estimated at net realizable value and liabilities are reflected at their estimated settlement amounts, if determinable. The valuation of certain assets and liabilities has been estimated by the Trustee as of the date of the financial statements. One such estimate is the valuation of the property held for sale. Due to inherent uncertainties, actual realization of the assets and settlement of liabilities could be materially different from the amounts indicated.


NOTE 2.  ASSETS AND LIABILITIES TRANSFERRED TO THE TRUST

The Trust assumed all asserted and unasserted liabilities arising out of PGP's ownership of assets. Liabilities transferred to the Trust included Purchase Agreement Liabilities and Post-Merger Adjustments, as defined in the Liquidating Trust Agreement.

Purchase Agreement Liabilities consisted of potential claims by purchasers with respect to 7 named properties. With the exception of the Commerce Park - Sacramento (which has not been sold) and the City of Industry (for which the 6 month claim period has not yet elapsed) properties, no Purchase Agreement Liabilities have been incurred by the Trust. The Trustee does not anticipate any liabilities as a result of the Commerce Park - Sacramento or City of Industry properties.

Post Merger Adjustments would result in a liability to the Trust in the event that net working capital (as defined in the merger agreement with FGP) was less than $1 million or if there were any disputed amounts that would have resulted in a decrease of cash consideration by FGP. A Post Merger Adjustment of $137,395 (Note 7) is payable to FGP as of December 31, 2001.

Assets transferred to the Trust consisted of:

Assets transferred August 23, 2001:
  Cash and cash equivalents                                                            $ 13,256,330
  Note receivable                                                                        10,750,000
  Properties held for sale:
    City of Industry                                                     17,649,645
    Commerce Park - Sacramento                                           10,943,865
                                                                       ------------
    Total properties held for sale                                                       28,593,510
  Cash from City of Industry property to be transferred (Note 5)                            215,618
                                                                                       ------------
    TOTAL ASSETS TRANSFERRED TO TRUST                                                  $ 52,815,458
                                                                                       ============

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS

As of December 31, 2001, cash and cash equivalents consisted of the following:

Depository accounts and money market funds                             $    144,245
Corporate promissory notes (maturities less than three months)            4,718,384
                                                                       ------------
Total cash and cash equivalents                                        $  4,862,629
                                                                       ============

Article 5.7 of the Liquidating Trust Agreement contains provisions in which Excess Cash Balances (as defined by the Agreement) must be maintained. In the event there are pending Post-Merger adjustments (see Note 3), an Excess Cash Balance of $5 million must be maintained. As of December 31, 2001, $137,395 was payable to FGP for Post-Merger adjustments. In addition to the aforementioned requirement, an Excess Cash Balance of $10 million must be maintained until the earlier of such time as loss mitigation insurance of $10 million is obtained or the specified lawsuit is settled. As of December 31, 2001, Excess Cash Balances (as defined by the Agreement) of $15,612,629 (cash and cash equivalents of $4,862,629 and a note receivable of $10,750,000) were maintained.


NOTE 3.  PROPERTY HELD FOR SALE

A summary of properties held for sale follows:

Properties transferred from PGP to the Trust (Note 3)                  $ 28,593,510
  Less: Value of property sold in November 2001                         (17,649,645)
                                                                       ------------
    Property held for sale at December 31, 2001                        $ 10,943,865
                                                                       ============

On November 15, 2001, the Trust completed the sale of the City of Industry Property for an aggregate sale price of $18,000,000. The Trust realized net proceeds of approximately $17,200,000. The property generated operating income of $354,133 during the period from August 31, 2001 through November 15, 2001, the date of the sale. Residual operating cash of $569,751 (operating income of $354,133 and cash to be transferred to the Trust of $215,618) was transferred to the Trust subsequent to the end of the year and is included in the statement of net assets in other receivables.

At December 31, 2001, the Trust owned a 269,146 square foot industrial property located in Sacramento, California. The property generated operating income of $425,583 during the period from August 23, 2001, through December 31, 2001.


NOTE 4.  NOTE RECEIVABLE

A Note Receivable from FGP in the amount of $10,750,000 was transferred to the Trust on August 23, 2001. The Note bears interest at 5 percent, is due and payable on or before August 23, 2002, and is secured by a 244-unit senior apartment property located in Temecula, California.

The Trust received interest payments of $149,307 during the period August 23, 2001, through December 31, 2001.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5.  ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2001 consisted of:

Litigation/settlement of outstanding claims                         $    366,544
Post-merger adjustment                                                   137,395
General legal expenses                                                    51,448
Professional services                                                      5,708
Other trust operating expenses                                               576
                                                                    ------------
  TOTAL ACCRUED LIABILITIES                                         $    561,671
                                                                    ============


NOTE 6.  MANAGEMENT AGREEMENT

The Trust entered into a management agreement with PGP Partners, Inc. (Manager) and PGP, whereby PGP Partners, Inc. will manage and market the Sacramento Property. The agreement may be terminated with one month's notice or upon sale of the property. The agreement provides for commissions to be paid to the Manager for the execution of lease agreements and occupancy of rental units. Commissions to be paid are defined in the agreement and generally range from 1.5% to 6%. Management fees of 4% of gross monthly receipts are also payable to the Manager on a monthly basis. Any excess cash (defined as cash in bank at the end of the prior month less the current month's budgeted expenses) is to be returned to the property. The agreement also provides for the payment of a commission of one half of one percent (0.5%) of the sales price for successfully selling the property.


NOTE 7.  FEES PAID TO THE TRUSTEE

In accordance with the Trust Agreement, fees paid or payable to the Trustee for services provided from the inception of the Trust through December 31, 2001 consisted of the following:

Acceptance fee                                                      $     10,000
Annual fee                                                               100,000
Receipt of holder list                                                       615
Maintenance of holder list                                                 5,390
Processing payments to holders                                             4,043
Administrative fee                                                         8,483
Investment advisory fee                                                    1,327
                                                                    ------------
  Total Trustee Fees                                                $    129,858
                                                                    ============

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8.  INTERIM DISTRIBUTIONS

At such time as may be determined by the Trustee, the Trustee shall distribute to the Beneficiaries, in proportion to the respective beneficial interests, an amount that represents income from investments and cash comprising the net assets of the Trust. That amount shall be reduced by the retention of reasonable amounts of cash and property determined by the Trustee to be sufficient to meet claims, expenses and contingent liabilities. On December 31, 2001, $25,939,116 ($1 per beneficial interest unit) was distributed, or payable, by the Trustee to the Beneficiaries.


NOTE 9.  COMMITMENTS

At the inception of the Trust, there were several actions against Pacific Gulf Properties, Inc. No estimate of potential liabilities to the Trust was determinable. Litigation expenses incurred during the year ended December 31, 2001, relate to legal and settlement costs incurred. Although there remain pending actions against the Trust, the ultimate outcome of such claims cannot be determined. The Trustee believes, based on their current assessment of the facts, that the final disposition of these claims will not have a materially adverse effect on the Trust.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         Wells Fargo Bank Minnesota, National Association serves as the Trustee of the Trust. The Trust does not have employees or officers.


ITEM 11.  EXECUTIVE COMPENSATION

         Not applicable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 31, 2001, information with respect to the ownership of Beneficial Interests in the Trust by (i) each named executive of the Liquidating Trust, (ii) each Trustee of the Liquidating Trust, (iii) all named executive officers and Trustees of the Liquidating Trust as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the units of Beneficial Interest.


   Name of owner or                            Units of Interest Owned
      trustee


(i)   None                                             None

(ii)  Wells Fargo Bank Minnesota,
      National Association                             None

(iii) As a group                                       None

(iv)  None                                             None

ITEM 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.

         Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits.

         2.1 Agreement and Plan of Merger dated as of March 1, 2001 by and between FountainGlen Properties LLC and PGP incorporated by reference to Exhibit A of Pacific Gulf Properties Inc's definitive proxy statement dated July 13, 2001.

         4.1 Pacific Gulf Properties Liquidating Trust Agreement dated August 23, 2001 by and between Wells Fargo Bank Minnesota, National Association and Pacific Gulf Properties Inc. incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on November 8, 2001.


(b) Reports on Form 8-K.

         Current Report on Form 8-K dated November 8, 2001. Current Report on Form 8-K dated December 27, 2001.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PACIFIC GULF PROPERTIES LIQUIDATING TRUST




                                   By: /s/ Timothy P. Mowdy
                                       ------------------------------------
                                         Wells Fargo Bank Minnesota, National
                                         Association, solely as Trustee for the
                                         Pacific Gulf Properties Liquidating
                                         Trust