Form 10-K
period 2002-12-31
PACIFIC GULF PROPERTIES LIQUIDATING TRUST
filed 2003-04-30
CIK 912597

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)

               [ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [Not applicable]

                           Yes  [ ]  No  [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                    --------
         *Pacific Gulf Properties Liquidating Trust is the distributee of certain assets and liabilities of Pacific Gulf Properties Inc. and submits reports under Pacific Gulf Properties' former Commission file number. This report is not deemed to be "filed" under the Securities Exchange Act of 1934. See, e.g., MGI Properties MGI Liquidating Trust (pub. Avail. Sept. 29, 2000) and Burnham Pacific Properties, Inc. (pub. Avail. June 21, 2002).

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................19

ITEM 11.  EXECUTIVE COMPENSATION.............................................19

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.........................................................19

ITEM 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.....................20


                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES............................................20

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K........................................................20

SIGNATURES...................................................................20

                                     PART I

ITEM 1. BUSINESS.

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


REPORTS TO BENEFICIARIES; MEETINGS

         The Trustee is required to provide to the Beneficiaries and to file with the Securities and Exchange Commission an annual report on Form 10-K and interim reports on Form 8-K whenever, in the opinion of the Trustee, a significant event relating to the Trust's assets has occurred.

         Generally, there will not be meetings of the Beneficiaries. However, holders of at least 10% of the aggregate Beneficial Interests may require the Trustee to call a meeting of the holders of the Beneficial Interests.

CITY OF INDUSTRY PROPERTY SALE

         On November 15, 2001, the Trust completed the sale of the City of Industry Property for an aggregate sale price of $18,000,000. The Trust realized net proceeds, net of closing costs of approximately $400,000, of approximately $17,600,000.


SACRAMENTO PROPERTY SALE

         On May 31, 2002, the Trust completed the sale of 122,253 square feet of the Sacramento Property for an aggregate sale price of $6,138,000. The Trust realized net proceeds, net of closing costs of approximately $201,000, of approximately $5,937,000.


DISTRIBUTIONS

         On December 31, 2001, the Trustee of the Trust made a cash distribution of $1.00 per unit (25,939,116 in total) to the Beneficiaries.

         On September 18, 2002, the Trustee of the Trust made a cash distribution of $0.75 per unit ($19,454,337 in total) to the Beneficiaries.

         IT HAS BEEN ESTIMATED THAT THE TRUST WILL MAKE ADDITIONAL FUTURE CASH DISTRIBUTIONS OF APPROXIMATELY $0.25 PER UNIT OF BENEFICIAL INTEREST BASED UPON FUNDS AVAILABLE, ESTIMATED NET PROCEEDS FROM THE ULTIMATE SALE OF THE REMAINDER OF THE SACRAMENTO PROPERTY, THE ESTIMATED TIMING OF SUCH SALE, THE LEVELS OF RESERVES DEEMED NECESSARY OR APPROPRIATE, AND OTHER CONSIDERATIONS. ALTHOUGH THE TRUSTEE BELIEVES THAT THE ASSUMPTIONS AND PROJECTIONS USED IN ARRIVING AT THE ESTIMATE OF THE REMAINING NET CASH LIQUIDATION PROCEEDS ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL IN FACT PROVE CORRECT. ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THE ACTUAL REMAINING DISTRIBUTIONS WILL NOT BE IN AN AMOUNT THAT WILL VARY MATERIALLY FROM THE TRUSTEE ESTIMATES OF NET LIQUIDATION VALUES.


ITEM 2. PROPERTIES.

         At December 31, 2002, the Trust owned a 146,893 square foot industrial property located in Sacramento, California, which was approximately 60% leased. On February 6, 2003, the Trust completed the sale of the remaining Sacramento Property for an aggregate sales price of $6,100,000. The Trust realized net proceeds, net of closing costs of approximately $672,873, of approximately $5,427,126.

         On July 31, 2002, the Trust received payment in full for the Note Receivable from FGP in the amount of $10,750,000 plus accrued interest, for a total payment of $10,796,285.


ITEM 3. LEGAL PROCEEDINGS.

         Litigation claims against FGP, related to properties formerly owned by PGP, created two payment obligations of the Trust. One of these litigation claims has been settled. The other is described below.

         CHILD ABUSE PREVENTION COUNCIL OF SACRAMENTO, INC.

         The Child Abuse Prevention Council of Sacramento, Inc. ("CAPC") leased a portion of the Sacramento Property from PGP. At some unidentified time, mold began to grow in the building. Upon discovery of the mold condition, CAPC vacated the building. CAPC and several of its employees commenced an action in California court alleging that PGP knew about the mold condition but failed to warn CAPC about the problem and the potential health risks, and failed to take adequate measures to correct the condition. CAPC sought damages for the costs of relocating to a new facility. The employees sought damages for health problems that they alleged were caused by mold exposure. The amount of the alleged actual damages of CAPC and the employees was unspecified. CAPC and the employees also sought punitive damages. PGP submitted defense of the case to its insurance carriers, which accepted the defense subject to certain reservations. The litigation has been settled without liability obligations of FGP or the Trust. Such litigation, however, resulted in defense costs to FGP that are payable by the Trust in the estimated amount of $210,000. Some portion of those defense costs may be recoverable from the liability insurance company, but such recovery may be disputed and is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Beneficiaries, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2002.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public market for the Beneficial Interests of the Trust. The Beneficial Interests are not transferable except by will, intestate succession, or operation of law. As of December 31, 2002, the Trust had approximately 1,078 Beneficiaries of record and 25,939,116 units of Beneficial Interest outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected unaudited financial data of the Trust are qualified by reference to and should be read in conjunction with the unaudited financial statements, related notes thereto and other financial data included elsewhere herein. The operating results reflected are for the period January 1, 2002 through December 31, 2002. These historical results are not necessarily indicative of the results to be expected in the future.

OPERATING RESULTS AND DISTRIBUTIONS                                  (Unaudited)
(FOR THE PERIOD JANUARY 1, 2002 THROUGH DECEMBER 31, 2002)           -----------

Increase in net assets                                               $1,193,301

Increase in net assets per beneficial unit before distributions      $ 0.05

Distributions to Beneficiaries per beneficial unit                   $ 0.75


NET ASSET DATA (AT DECEMBER 31, 2002)

Total assets                                                         $8,804,800

Total liabilities                                                    $140,646

Beneficiaries' net assets in liquidation                             $8,664,154

Net asset value per beneficial unit                                  $0.33


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

         The Trust recorded an increase in net assets before distributions to beneficiaries of $1,193,301($0.05 per unit) for the year ended December 31, 2002. The increase in net assets primarily resulted from the gain on property sold, property operating income (which is defined as rental income less property operating expense and real estate taxes), interest income and general and administrative expense. In May 2002, the Trust sold 122,253 square feet of the Sacramento Property that was transferred to it by PGP for an aggregate sale price of $6,138,000 and realized proceeds, net of closing costs of approximately $201,000, of approximately $5,937,000. The results for the period ended December 31, 2001 are not comparable to any prior period because the Trust began operations as of August 23, 2001.

         At December 31, 2002, the Trust had assets of $8,804,800. The Trustee believes that its cash resources, receivables and remaining one property are sufficient to meet all anticipated liquidity requirements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Trust is presently exposed to interest rate changes primarily as a result of the short maturity of the financial instruments comprising its portfolio of cash and cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


CONTENTS
         ---------------------------------------------------------------
         ---------------------------------------------------------------

         UNAUDITED FINANCIAL STATEMENTS

           Statements of net assets                                  11

           Statements of changes in net assets                       12

           Statements of cash flows                                  13

           Notes to financial statements                             14

         ---------------------------------------------------------------

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

STATEMENTS OF NET ASSETS
DECEMBER 31, 2002 AND 2001
SEE ACCOUNTANT'S REPORT


                                                        2002           2001
------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents (Note 4)                $ 1,680,382    $ 4,862,629
  Interest receivable                                     5,411         57,638
  Investment (Note 4)                                   500,420             --
  Other receivables (Note 5)                          1,156,286        995,334
  Property held for sale (Note 5)                     5,462,301     10,943,865
  Note receivable (Notes 4 and 6)                            --     10,750,000
                                                    --------------------------
      TOTAL ASSETS                                    8,804,800     27,609,466
                                                    --------------------------

Liabilities:
  Accrued liabilities (Note 7)                            8,197        561,671
  Trustee fees (Note 9)                                  34,683        121,375
  Payable to beneficiaries (Note 10)                     97,766          1,230
                                                    --------------------------
      TOTAL LIABILITIES                                 140,646        684,276
                                                    --------------------------
Commitments and contingencies (Notes 3, 4 and 5)
                                                    --------------------------
      NET ASSETS                                    $ 8,664,154    $26,925,190
                                                    ==========================

See Notes to Financial Statements.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

STATEMENTS OF CHANGES IN NET ASSETS
FOR THE YEAR ENDED DECEMBER 31, 2002
AND THE PERIOD AUGUST 23, 2001 THROUGH DECEMBER 31, 2001
SEE ACCOUNTANT'S REPORT

                                                                     2002             2001
---------------------------------------------------------------------------------------------
Increase in net assets:
  Assets transferred to the Trust (Note 3)                      $         --     $ 52,815,458
  Sales of property (Note 5)                                       6,137,500       18,000,000
  Rental income, net (Note 5)                                        730,703          779,716
  Investment income                                                  438,458          370,930
  Miscellaneous income                                                   543               --
                                                                -----------------------------
      TOTAL INCREASES IN NET ASSETS                                7,307,204       71,966,104
                                                                -----------------------------

Decrease in net assets:
  Trustee fees (Note 9)                                               74,403          129,858
  Basis of properties sold (Note 5)                                5,481,564       17,649,645
  Closing and other costs related to property sales (Note 5)         200,392          715,325
  Post-Merger Adjustment (Note 3)                                         --          137,395
  Litigation and settlement costs                                    285,170          366,544
  General legal expenses                                              31,511           90,088
  Professional services                                               23,174           11,595
  Other trust operating expenses                                      17,689            1,348
                                                                -----------------------------
      TOTAL DECREASE IN NET ASSETS                                 6,113,903       19,101,798
                                                                -----------------------------

      INCREASE IN NET ASSETS BEFORE DISTRIBUTIONS TO
       BENEFICIARIES                                               1,193,301       52,864,306

Distributions to beneficiaries (Note 10)                          19,454,337       25,939,116
                                                                -----------------------------
      INCREASE (DECREASE) IN NET ASSETS                          (18,261,036)      26,925,190

Net assets, beginning                                             26,925,190               --
                                                                -----------------------------
Net assets, ending                                              $  8,664,154     $ 26,925,190
                                                                =============================

See Notes to Financial Statements.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002
AND THE PERIOD AUGUST 23, 2001 THROUGH DECEMBER 31, 2001
SEE ACCOUNTANT'S REPORT

                                                                     2002             2001
---------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Increase in net assets before distributions to beneficiaries  $  1,193,301     $ 52,864,306
  Transfer of assets and liabilities to the Trust                         --      (52,815,458)
  Gain on sale of property                                          (455,544)              --
  Basis of change in net assets:
    Receivables                                                     (108,725)        (837,354)
    Accrued expenses                                                (553,474)         561,671
    Trustee fees payable                                             (86,692)         121,375
    Unrealized (gain) loss on investment                                 475               --
                                                                -----------------------------
      NET CASH USED IN OPERATING ACTIVITIES                          (10,659)        (105,460)
                                                                -----------------------------

Cash Flows From Investing Activities
  Transfer of cash and cash equivalents to Trust                          --       13,256,330
  Proceeds from note receivable                                   10,750,000               --
  Purchase of investment                                            (500,895)              --
  Proceeds from sale of property during period                     5,937,108       17,649,645
  Distributions to beneficiaries                                 (19,357,801)     (25,937,886)
                                                                -----------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (3,171,588)       4,968,089
                                                                -----------------------------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (3,182,247)       4,862,629

Cash and Cash Equivalents
  Beginning of period                                              4,862,629               --
                                                                -----------------------------
  End of period                                                 $  1,680,382     $  4,862,629
                                                                =============================

Supplemental Schedule of Noncash Investing Activities
 Transfer of assets and liabilities to the Trust:
  Properties held for sale                                      $         --     $ 28,593,510
  Note receivable                                                         --       10,750,000
  Cash from City of Industry property to be transferred                   --          215,618
                                                                -----------------------------
                                                                $         --     $ 39,559,128
                                                                =============================

NONCASH ACTIVITIES
  Distributions payable to beneficiaries                        $     96,536     $      1,230
                                                                =============================

See Notes to Financial Statements.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF ORGANIZATION

The Pacific Gulf Properties Liquidating Trust (the Trust) was established pursuant to the Pacific Gulf Liquidating Trust Agreement dated August 23, 2001 (the Trust Agreement), by and between Wells Fargo Bank Minnesota, National Association (the Trustee) and Pacific Gulf Properties, Inc. (PGP). Pursuant to the Trust Agreement and to the Agreement and Plan of Merger dated as of March 1, 2001 (the Merger Agreement), by and between Fountain Glen Properties LLC (FGP) and PGP, certain assets and liabilities of PGP were transferred to the Trust on August 23, 2001, and PGP merged (the Merger) with and into FGP and ceased its separate corporate existence.

The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former shareholders of PGP (the Beneficiaries). Interests in the Trust (Beneficial Interests) are not assignable or transferable except by will, interstate succession or operation of law.

The common stock transfer books of PGP were permanently closed on August 23, 2001. All shareholders of PGP at that time were deemed to be Beneficiaries of the Trust. There were 25,939,116 units of beneficial interest outstanding on the basis of one unit of beneficial interest for each common share of PGP held on August 23, 2001. The Trust Agreement sets forth a time limit of three years for the disposition of the Trust's assets and distribution to the Beneficiaries, unless a later termination is required by the Trustee of the Trust.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS: The Trust considers all demand accounts, money market funds, and short-term investments with an original maturity of three months or less to be cash and cash equivalents.

INVESTMENTS IN MARKETABLE SECURITIES: Investments in marketable securities are recorded at fair value based upon quoted market prices. Interest income and realized and unrealized gains are included in investment income in the statement of changes in net assets.

Investment income consisted of the following for the periods ended December 31:

                                                            2002         2001
--------------------------------------------------------------------------------
Interest income                                          $ 122,405    $ 163,317
Realized gains (losses)                                       (475)      12,023
Interest on not receivable                                 316,528      195,590
                                                         ----------------------
                                                         $ 438,458    $ 370,930
                                                         ======================

PROPERTY HELD FOR SALE: Property held for sale is recorded at the amount which the Trustee believes will be realized from the sale of the property. As a result, costs associated with the property that would affect the ultimate sales proceeds (i.e., prepaid rents, accounts receivable, property tax, commission or security deposit liabilities) are incorporated into this estimate. As a result, no specific receivables or payables related to the property held for sale are reflected in the statement of net assets.

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

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAX STATUS: The Trust is considered a liquidating trust and is exempt from paying income taxes under Treasury Regulations Section 301.7701-4 of the Internal Revenue Code and applicable sections of state statutes.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported changes in net assets during the reporting period. All assets have been estimated at net realizable value, and liabilities are reflected at their estimated settlement amounts, if determinable. The valuation of certain assets and liabilities has been estimated by the Trustee as of the date of the financial statements. One such estimate is the valuation of the property held for sale. Due to inherent uncertainties, actual realization of the assets and settlement of liabilities could be materially different from the amounts indicated.


NOTE 3. ASSETS AND LIABILITIES TRANSFERRED TO THE TRUST

The Trust assumed all asserted and unasserted liabilities arising out of PGP's ownership of assets. Liabilities transferred to the Trust included Purchase Agreement Liabilities and Post-Merger Adjustments, as defined in the Liquidating Trust Agreement.

Purchase Agreement Liabilities consisted of potential claims by purchasers with respect to seven named properties. With the exception of the Commerce Park -- Sacramento, a portion of which has not been sold, no Purchase Agreement Liabilities have been incurred by the Trust. The Trustee does not anticipate any liabilities as a result of the Commerce Park -- Sacramento.

Post-Merger Adjustments would result in a liability to the Trust in the event that net working capital (as defined in the Merger Agreement with FGP) was less than $1 million or if there were any disputed amounts that would have resulted in a decrease of cash consideration by FGP. A Post-Merger Adjustment of $137,395 (see Note 7) was paid to FGP during the year ended December 31, 2002.

Assets transferred to the Trust consisted of:

Assets transferred August 23, 2001:
  Cash and cash equivalents                                        $ 13,256,330
  Note receivable                                                    10,750,000
  Properties held for sale:
    City of Industry                               $ 17,649,645
    Commerce Park-- Sacramento                       10,943,865
                                                   ------------
  Total property held for sale                                       28,593,510
  Cash from City of Industry property
   to be transferred (Note 5)                                           215,618
                                                                   ------------
Total assets transferred to Trust                                  $ 52,815,458
                                                                   ============

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4. CASH AND CASH EQUIVALENTS AND INVESTMENT

Cash and cash equivalents consisted of the following:

                                                          As of December 31
                                                     --------------------------
                                                         2002           2001
-------------------------------------------------------------------------------
Depository accounts and money market funds           $ 1,680,382    $   144,245
Corporate promissory notes (maturities less
  than three months)                                          --      4,718,384
                                                     --------------------------
Total cash and cash equivalents                      $ 1,680,382    $ 4,862,629
                                                     ==========================

As of December 31, 2002, the Trust held a promissory note, maturing in 2003, with a fair market value of $500,420.

Article 5.7 of the Liquidating Trust Agreement contains provisions in which excess cash balances (as defined by the Trust Agreement) must be maintained. In the event there are pending Post-Merger Adjustments (see Note 3), an excess cash balance of $5 million must be maintained. As of December 31, 2001, $137,395 was payable to FGP (see Note 7) for Post-Merger Adjustments. In addition to the aforementioned requirement, an excess cash balance of $10 million must be maintained until the earlier of such time as loss mitigation insurance of $10 million is obtained or the specified lawsuit is settled. As of December 31, 2001, excess cash balances (as defined by the Trust Agreement) of $15,612,629 (cash and cash equivalents of $4,862,629 and a note receivable of $10,750,000) were maintained. As of December 31, 2002, there were no pending Post-Merger Adjustments, and the specified lawsuit had been settled. As a result, no excess cash balance is required to be maintained as of December 31, 2002.


NOTE 5. PROPERTY HELD FOR SALE

A summary of property held for sale follows:

Properties transferred from PGP to the Trust (Note 3)              $ 28,593,510
  Less:  Value of property sold in November 2001                    (17,649,645)
                                                                   ------------
Property held for sale at December 31, 2001                          10,943,865
  Less:  Value of property sold in May 2002                          (5,481,564)
                                                                   ------------
Property held for sale at December 31, 2002                        $  5,462,301
                                                                   ============

During 2001, the Trust completed the sale of the City of Industry property for an aggregate sale price of $18,000,000. The Trust realized net proceeds (after the reduction of related costs) of approximately $17,200,000. The property generated operating income of $354,133 during the period from August 31, 2001, through November 15, 2001, the date of the sale. Residual operating cash of $569,751 (operating income of $354,133 and cash to be transferred to the Trust of $215,618) was transferred to the Trust during 2002.

During 2002, the Trust subdivided and sold a portion of a 269,146-square-foot industrial property located in Sacramento, California (the Sacramento property), for an aggregate sale price of $6,137,500. The Trust realized net proceeds (after the reduction of related costs) of approximately $5,937,000. The property generated operating income of $730,703 and $425,583 during the year ended December 31, 2002, and the period from August 23, 2001, through December 31, 2001, respectively. Operating income was not transferred to the Trust and is included in other receivables in the statement of net assets.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6. NOTE RECEIVABLE

A note receivable from FGP in the amount of $10,750,000, bearing interest at 5 percent, was transferred to the Trust on August 23, 2001, and repaid in July 2002.

The Trust received interest payments of $362,813 and $149,307 during the year ended December 31, 2002, and the period ended August 23, 2001, respectively.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                                          As of December 31
                                                     --------------------------
                                                         2002           2001
-------------------------------------------------------------------------------
Litigation/settlement of outstanding claims          $     585          366,544
Post-merger adjustment                                      --          137,395
General legal expenses                                   7,612           51,448
Professional services                                       --            5,708
Other trust operating expenses                              --              576
                                                     --------------------------
TOTAL ACCRUED LIABILITIES                            $   8,197        $ 561,671
                                                     ==========================

NOTE 8. MANAGEMENT AGREEMENT

The Trust entered into a management agreement with PGP Partners, Inc. (Manager) and PGP, whereby PGP Partners, Inc. will manage and market the Sacramento property. The agreement may be terminated with one month's notice or upon sale of the property. The agreement provides for commissions to be paid to the Manager for the execution of lease agreements and occupancy of rental units. Commissions to be paid are defined in the agreement and generally range from 1.5 percent to 6 percent. Management fees of 4 percent of gross monthly receipts are also payable to the Manager on a monthly basis. Any excess cash (defined as cash in the bank at the end of the prior month less the current month's budgeted expenses) is to be returned to the property. The agreement also provides for the payment of a commission of one-half of one percent (0.5 percent) of the sales price for successfully selling the property.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9. FEES PAID TO THE TRUSTEE

In accordance with the Trust Agreement, fees paid or payable to the Trustee for services provided from the inception of the Trust through December 31 consisted of the following:

                                                           2002          2001
-------------------------------------------------------------------------------
Acceptance fee                                                --      $  10,000
Annual fee                                                25,000        100,000
Receipt of holder list                                        --            615
Maintenance of holder list                                 5,390          5,390
Processing payments to holders                             4,043          4,043
Administrative fee                                        21,297          8,483
Investment advisory fee                                   18,673          1,327
                                                       ------------------------
Total trustee fees                                     $  74,403      $ 129,858
                                                       ========================

NOTE 10. INTERIM DISTRIBUTIONS

At such time as may be determined by the Trustee, the Trustee shall distribute to the Beneficiaries, in proportion to the respective Beneficial Interests, an amount that represents income from investments and cash comprising the net assets of the Trust. That amount shall be reduced by the retention of reasonable amounts of cash and property determined by the Trustee to be sufficient to meet claims, expenses and contingent liabilities. On September 18, 2002, and December 31, 2001, $19,454,337 ($0.75 per beneficial interest unit) and $25,939,116 ($1 per beneficial interest unit), respectively, were distributed or payable by the Trustee to the Beneficiaries.


NOTE 11. SUBSEQUENT EVENT

On February 6, 2003, the Trust completed the sale of the remaining Sacramento property for an aggregate sales price of $6,100,000. The Trust realized net proceeds (after the reduction of closing costs) of approximately $5,427,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


               Wells Fargo Bank Minnesota, National Association serves as the Trustee of the Trust. The Trust does not have employees or officers.


ITEM 11. EXECUTIVE COMPENSATION.

       Not applicable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 31, 2002, information with respect to the ownership of Beneficial Interests in the Trust by (i) each named executive of the Liquidating Trust, (ii) each Trustee of the Liquidating Trust, (iii) all named executive officers and Trustees of the Liquidating Trust as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the units of Beneficial Interest.

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

(ii)  Wells Fargo Bank Minnesota,
      National Association                                  None

(iii) As a group                                            None

(iv)  None                                                  None

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.

         Not applicable.


                                     PART IV


ITEM 14. CONTROLS AND PROCEDURES.

              Not applicable.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(b) Reports on Form 8-K.

         Current Report on Form 8-K dated September 18, 2002 Current Report on Form 8-K dated June 4, 2002.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PACIFIC GULF PROPERTIES LIQUIDATING TRUST

                                   By:
                                       -----------------------------------------
                                       Wells Fargo Bank Minnesota, National
                                       Association, solely as Trustee for the
                                       Pacific Gulf Properties Liquidating Trust