Form 10-K
period 2003-12-31
PACIFIC GULF PROPERTIES LIQUIDATING TRUST
filed 2004-09-09
CIK 912597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[   ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12768*

Pacific Gulf Properties Liquidating Trust
(Exact name of registrant as specified in its charter)

New York	41-6493035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Wells Fargo Bank, National Association
Customized Fiduciary Services
Sixth and Marquette, MAC 9303-120
Minneapolis, MN 55479
(Address and zip code of principal executive offices)

(612) 316-1445
(Registrant’s telephone number, including area code)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

_________________

        *Pacific Gulf Properties Liquidating Trust is the distributee of certain assets and liabilities of Pacific Gulf Properties Inc. and submits reports under Pacific Gulf Properties’ former Commission file number. This report is not deemed to be “filed” under the Securities Exchange Act of 1934. See, e.g., MGI Properties MGI Liquidating Trust (pub. Avail. Sept. 29, 2000) and Burnham Pacific Properties, Inc. (pub. Avail. June 21, 2002).

Pacific Gulf Properties Liquidating Trust

PART I

ITEM 1.   BUSINESS.

Overview

        The Pacific Gulf Properties Liquidating Trust (the “Trust”) was established pursuant to the Pacific Gulf Liquidating Trust Agreement dated August 23, 2001 (the “Trust Agreement”), by and between Wells Fargo Bank, National Association (the “Trustee”) and Pacific Gulf Properties Inc. (“PGP”). Pursuant to the Trust Agreement and to that Agreement and Plan of Merger dated as of March 1, 2001 (the “Merger Agreement”) by and between FountainGlen Properties LLC (“FGP”) and PGP, on August 23, 2001 certain assets and liabilities of PGP were transferred to the Trust, and PGP merged (the “Merger”) with and into FGP and ceased its separate corporate existence.

        The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former shareholders of PGP (the “Beneficiaries”). Interests in the Trust (“Beneficial Interests”) are not assignable or transferable except by will, intestate succession, or operation of law.

        The principal assets transferred to the Trust on August 23, 2001 included:

–	An industrial property with 382,245 leasable square feet located in City of Industry, California (the “City of Industry Property”)
–	An industrial property with 269,146 leasable square feet located in Sacramento, California (the “Sacramento Property”)
–	Cash in the amount of $13,256,000
–	A note receivable from PGP (assumed by operation of law by FGP) in the amount of $10,750,000
–	A management agreement and certain other agreements associated with the City of Industry Property and the Sacramento Property

        The principal liabilities assumed by the Trust on August 23, 2001 included:

–	The liabilities (with specified exceptions) of PGP associated with its prior ownership of the City of Industry Property and the Sacramento Property, including those associated with certain tenant lawsuits
–	The obligations of PGP and FGP with respect to claims by purchasers of certain other industrial properties previously sold by PGP
–	The obligation of PGP to make payments for certain post-closing consideration adjustments under the Merger Agreement and to pay other transaction costs associated with the Merger

Tax Treatment

        Because the Trust is classified as a liquidating trust, it will be treated as a grantor trust for Federal income tax purposes, and accordingly will not be subject to tax on any income or gain recognized by it. Each Beneficiary will be treated as the owner of his pro rata portion of each asset, including cash, received by and held by the Trust and will be required to take into account in computing his own taxable income, his pro rata share of each item of income, gain and loss of the Trust.

        The Trust will issue an annual information statement to the Beneficiaries with tax information sufficient to enable Beneficiaries to complete their tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries; Meetings

        The Trustee is required to provide to the Beneficiaries and to file with the Securities and Exchange Commission an annual report on Form 10-K and interim reports on Form 8-K whenever, in the opinion of the Trustee, a significant event relating to the Trust’s assets has occurred.

        Generally, there will not be meetings of the Beneficiaries. However, holders of at least 10% of the aggregate Beneficial Interests may require the Trustee to call a meeting of the holders of the Beneficial Interests.

City of Industry Property Sale

        On November 15, 2001, the Trust completed the sale of the City of Industry Property for an aggregate sale price of $18,000,000. The Trust realized net proceeds, net of closing costs of approximately $700,000, of approximately $17,300,000.

Sacramento Property Sale

        On May 31, 2002, the Trust completed the sale of 122,253 square feet of the Sacramento Property for an aggregate sale price of $6,500,000. The Trust realized net proceeds, net of closing costs of approximately $565,000, of approximately $5,935,000.

        On February 6, 2003, the Trust completed the sale of the remaining parcel of the Sacramento Property (146,893 square feet) for an aggregate sale price of $6,100,000. The Trust realized net proceeds, net of closing costs of approximately $560,000, of approximately $5,540,000.

Distributions

        On December 31, 2001, the Trustee of the Trust made a cash distribution of $1.00 per unit (25,939,116 in total) to the Beneficiaries.

        On September 18, 2002, the Trustee of the Trust made a cash distribution of $0.75 per unit ($19,454,337 in total) to the Beneficiaries.

        On May 9, 2003, the Trustee of the Trust made a cash distribution of $0.22 per unit ($5,706,605 in total) to the Beneficiaries.

        On December 17, 2003, the Trustee of the Trust made a FINAL cash distribution of $0.066236 per unit ($1,718,103 in total) to the Beneficiaries.

ITEM 2.   PROPERTIES.

        At December 31, 2003, the Trust owned no properties.

ITEM 3.   LEGAL PROCEEDINGS.

        Litigation claims against FGP, related to properties formerly owned by PGP, created two payment obligations of the Trust. One of these litigation claims has been settled. The other is described below.

        Child Abuse Prevention Council of Sacramento, Inc. (Dorsey to assist with language)

        The Child Abuse Prevention Council of Sacramento, Inc. (“CAPC”) leased a portion of the Sacramento Property from PGP. At some unidentified time, mold began to grow in the building. Upon discovery of the mold condition, CAPC vacated the building. CAPC and several of its employees commenced an action in California court alleging that PGP knew about the mold condition but failed to warn CAPC about the problem and the potential health risks, and failed to take adequate measures to correct the condition. CAPC sought damages for the costs of relocating to a new facility. The employees sought damages for health problems that they alleged were caused by mold exposure. The amount of the alleged actual damages of CAPC and the employees was unspecified. CAPC and the employees also sought punitive damages. PGP submitted defense of the case to its insurance carriers, which accepted the defense subject to certain reservations. The litigation has been settled without liability obligations of FGP or the Trust. Such litigation, however, resulted in defense costs to FGP that are payable by the Trust in the estimated amount of $210,000. Some portion of those defense costs may be recoverable from the liability insurance company, but such recovery may be disputed and is uncertain.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Beneficiaries, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2003.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        There is no public market for the Beneficial Interests of the Trust. The Beneficial Interests are not transferable except by will, intestate succession, or operation of law. As of December 31, 2003, the Trust had approximately 1,078 Beneficiaries of record and 25,939,116 units of Beneficial Interest outstanding.

ITEM 6.   SELECTED FINANCIAL DATA.

        The following selected unaudited financial data of the Trust are qualified by reference to and should be read in conjunction with the unaudited financial statements, related notes thereto and other financial data included elsewhere herein. The operating results reflected are for the period January 1, 2003 through December 31, 2003. These historical results are not necessarily indicative of the results to be expected in the future.

Operating Results and Distributions (for the period January 1, 2003 through December 31, 2003)	(Unaudited)
Decrease in net assets	$8,664,154
Decrease in net assets per beneficial unit before distributions	$0.05
Distributions to Beneficiaries per beneficial unit	$0.286236
Net Asset Data (at December 31, 2003)
Total assets	$37,741
Total liabilities	$37,741
Beneficiaries’ net assets in liquidation	$—
Net asset value per beneficial unit	$—

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        Pacific Gulf Properties Liquidating Trust (the “Trust”), a grantor trust, was formed in order to liquidate the assets and liabilities transferred to it by Pacific Gulf Properties Inc (“PGP”) and to distribute the net funds remaining following such liquidation to the former shareholders of PGP. The Trust began operations on August 23, 2001 when PGP transferred certain of its assets (consisting primarily of cash, a note receivable and two parcels of real property), subject to certain identified liabilities, to the Trust. The Trustee is charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities and make distributions to the Beneficiaries of the Trust.

        The Trust recorded a decrease in net assets before distributions to beneficiaries of $1,227,425($0.05 per unit) for the period ended December 31, 2003. The decrease in net assets primarily resulted from the sale of assets transferred to the Trust, interest income and general and administrative expense. In February 2003, the Trust sold the remaining 146,893 square feet of the Sacramento Property that was transferred to it by PGP for an aggregate sale price of $6,100,000 and realized proceeds, net of closing costs of approximately $560,000, of approximately $5,540,000.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Trust is presently exposed to interest rate changes primarily as a result of the short maturity of the financial instruments comprising its portfolio of cash and cash equivalents.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Contents
Unaudited Financial Statements
Statements of net assets	6
Statements of changes in net assets	7
Statements of cash flows	8
Notes to financial statements	9 – 13

Pacific Gulf Properties Liquidating Trust

Statements of Net Assets
December 31, 2003 and 2002
(Unaudited)

	2003	2002

Assets:
Cash and cash equivalents (Note 4)	$18,643	$1,680,382
Interest receivable	493	5,411
Investment (Note 4)	—	500,420
Other receivables (Note 5)	2,019	1,156,286
Trustee fees receivable (Note 9)	16,586	—
Property held for sale (Note 5)	—	5,462,301
Note receivable (Notes 4 and 6)	—	—

Total assets	37,741	8,804,800

Liabilities:
Accrued liabilities (Note 7)	25,879	8,197
Trustee fees (Note 9)	—	34,683
Payable to Beneficiaries (Note 10)	11,862	97,766

Total liabilities	37,741	140,646

Net assets	$—	$8,664,154

See Notes to Financial Statements.

Pacific Gulf Properties Liquidating Trust

Statements of Changes in Net Assets
For the Years Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Increase in net assets:
Sales of property (Note 5)	$6,080,000	$6,137,500
Rental income, net (Note 5)	—	730,703
Investment income (Note 2)	28,292	438,458
Miscellaneous income	3,594	543

Total increase in net assets	6,111,886	7,307,204

Decrease in net assets:
Trustee fees (Note 9)	108,600	74,403
Basis of properties sold (Note 5)	5,462,301	5,481,564
Closing and other costs related to property sales (Note 5)	1,674,109	200,392
Litigation and settlement costs	31,452	285,170
General legal expenses	8,443	31,511
Professional services	28,527	23,174
Other trust operating expenses	25,879	17,689

Total decrease in net assets	7,339,311	6,113,903

Increase (decrease) in net assets before distributions to
Beneficiaries	(1,227,425)	1,193,301
Distributions to Beneficiaries (Note 10)	7,436,729	19,454,337

Decrease in net assets	(8,664,154)	(18,261,036)
Net assets, beginning	8,664,154	26,925,190

Net assets, ending	$—	$8,664,154

See Notes to Financial Statements.

Pacific Gulf Properties Liquidating Trust

Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash Flows From Operating Activities
Increase (decrease) in net assets before distributions to Beneficiaries	$(1,227,425)	$1,193,301
Transfer of assets and liabilities to the Trust	—	—
(Gain) loss on sale of property	1,056,410	(455,544)
Basis of change in net assets:
Receivables	1,142,599	(108,725)
Accrued expenses	17,682	(553,474)
Trustee fees payable	(34,683)	(86,692)
(Gain) loss on investment	420	475

Net cash provided by (used in) operating activities	955,003	(10,659)

Cash Flows From Investing Activities
Proceeds from note receivable	—	10,750,000
Purchase of investment	—	(500,895)
Proceeds from sale of investment	500,000	—
Proceeds from sale of property during period	4,405,891	5,937,108
Distributions to Beneficiaries	(7,522,633)	(19,357,801)

Net cash used in investing activities	(2,616,742)	(3,171,588)

Net decrease in cash and cash equivalents	(1,661,739)	(3,182,247)
Cash and Cash Equivalents
Beginning of period	1,680,382	4,862,629

End of period	$18,643	$1,680,382

Noncash Activities
Distributions payable to Beneficiaries	$11,862	$96,536

See Notes to Financial Statements.

Pacific Gulf Properties Liquidating Trust

Notes to Financial Statements
(Unaudited)

Note 1.      Nature of Organization

The Pacific Gulf Properties Liquidating Trust (the Trust) was established pursuant to the Pacific Gulf Liquidating Trust Agreement dated August 23, 2001 (the Trust Agreement), by and between Wells Fargo Bank, National Association (the Trustee) and Pacific Gulf Properties, Inc. (PGP). Pursuant to the Trust Agreement and to the Agreement and Plan of Merger dated as of March 1, 2001 (the Merger Agreement), by and between Fountain Glen Properties LLC (FGP) and PGP, certain assets and liabilities of PGP were transferred to the Trust on August 23, 2001, and PGP merged (the Merger) with and into FGP and ceased its separate corporate existence.

The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former shareholders of PGP (the Beneficiaries). Interests in the Trust (Beneficial Interests) are not assignable or transferable except by will, intestate succession or operation of law.

The common stock transfer books of PGP were permanently closed on August 23, 2001. All shareholders of PGP at that time were deemed to be Beneficiaries of the Trust. There were 25,939,116 units of beneficial interest outstanding on the basis of one unit of beneficial interest for each common share of PGP held on August 23, 2001. The Trust Agreement sets forth a time limit of three years for the disposition of the Trust’s assets and distribution to the Beneficiaries, unless a later termination is required by the Trustee of the Trust.

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

Investment income consisted of the following for the periods ended December 31:

	2003	2002

Interest income	$28,712	$122,405
Realized gains (losses)	(420)	(475)
Interest on note receivable	—	316,528

	$28,292	$438,458

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

Notes to Financial Statements
(Unaudited)

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

Note 3.      Assets and Liabilities Transferred to the Trust

The Trust assumed all asserted and unasserted liabilities arising out of PGP’s ownership of assets. Liabilities transferred to the Trust included Purchase Agreement Liabilities and Post-Merger Adjustments, as defined in the Liquidating Trust Agreement.

Purchase Agreement Liabilities consisted of potential claims by purchasers with respect to seven named properties. No Purchase Agreement Liabilities have been incurred by the Trust.

Post-Merger Adjustments would result in a liability to the Trust in the event that net working capital (as defined in the Merger Agreement with FGP) was less than $1 million or if there were any disputed amounts that would have resulted in a decrease of cash consideration by FGP. A Post-Merger Adjustment of $137,395 was paid to FGP during the year ended December 31, 2002.

Assets transferred to the Trust consisted of:

Assets transferred August 23, 2001:
Cash and cash equivalents		$13,256,330
Note receivable		10,750,000
Properties held for sale:
City of Industry	$17,649,645
Commerce Park — Sacramento	10,943,865

Total property held for sale		28,593,510
Cash from City of Industry property to be transferred (Note 5)		215,618

Total assets transferred to Trust		$52,815,458

Pacific Gulf Properties Liquidating Trust

Notes to Financial Statements
(Unaudited)

Note 4.      Cash and Cash Equivalents and Investment

Cash and cash equivalents consisted of depository accounts and money market funds. As of December 31, 2002, the Trust held a promissory note, which matured in 2003, with a fair market value of $500,420. Article 5.7 of the Liquidating Trust Agreement contains provisions in which excess cash balances (as defined by the Trust Agreement) must be maintained. In the event there are Post-Merger Adjustments (see Note 3), an excess cash balance of $5 million must be maintained. In addition to the aforementioned requirement, an excess cash balance of $10 million must be maintained until the earlier of such time as loss mitigation insurance of $10 million is obtained or the specified lawsuit is settled. As of December 31, 2003 and 2002, there were no pending Post-Merger Adjustments, and the specified lawsuit had been settled. As a result, no excess cash balance is required to be maintained as of December 31, 2003.

Note 5.      Property Held for Sale

A summary of property held for sale follows:

Properties transferred from PGP to the Trust (Note 3)	$28,593,510
Less: Value of property sold in November 2001	(17,649,645)

Property held for sale at December 31, 2001	10,943,865
Less: Value of property sold in May 2002	(5,481,564)

Property held for sale at December 31, 2002	5,462,301
Less: Value of property sold in February 2003	(5,462,301)

Property held for sale at December 31, 2003	$—

During 2001, the Trust completed the sale of the City of Industry property for an aggregate sale price of $18,000,000. The Trust realized net proceeds (after the reduction of related costs) of approximately $17,300,000. The property generated operating income of $354,133 during the period from August 31, 2001, through November 15, 2001, the date of the sale. Residual operating cash of $569,751 (operating income of $354,133 and cash to be transferred to the Trust of $215,618) was transferred to the Trust during 2002.

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

During 2003, the remaining portion of the Sacramento property was sold for an aggregate selling price of $6,080,000. The Trust realized net proceeds (after the reduction of related costs) of approximately $5,536,000. An adjustment of approximately $1,130,000 to reflect the difference between the carrying value of the basis of property sold and the realizable value, after the settlement of operating income not previously transferred to the Trust, is included with closing costs and other costs related to property sales in the statement of changes in net assets.

Pacific Gulf Properties Liquidating Trust

Notes to Financial Statements
(Unaudited)

Note 6.      Note Receivable

A note receivable from FGP in the amount of $10,750,000, bearing interest at 5 percent, was transferred to the Trust on August 23, 2001, and repaid in July 2002. The Trust received interest payments of $362,813 during the year ended December 31, 2002.

Note 7.      Accrued Liabilities

Accrued liabilities consisted of:

	December 31
	2003	2002

Litigation/settlement of outstanding claims	$—	$585
General legal expenses	—	7,612
Professional services	25,879	—

Total accrued liabilities	$25,879	$8,197

Note 8.      Management Agreement

The Trust entered into a management agreement with PGP Partners, Inc. (Manager) and PGP, whereby PGP Partners, Inc. would manage and market the Sacramento property. The agreement could be terminated with one month’s notice or upon sale of the property. The agreement provided for commissions to be paid to the Manager for the execution of lease agreements and occupancy of rental units. Commissions to be paid were defined in the agreement and generally ranged from 1.5 percent to 6 percent. Management fees of 4 percent of gross monthly receipts were also payable to the Manager on a monthly basis. Any excess cash (defined as cash in the bank at the end of the prior month less the current month’s budgeted expenses) was to be returned to the property. The agreement also provided for the payment of a commission of one-half of one percent (0.5 percent) of the sales price for successfully selling the property.

Note 9.      Fees Paid to the Trustee

In accordance with the Trust Agreement, fees paid or payable to the Trustee for services provided of the Trust for the years ended December 31, 2003 and 2002, consisted of the following:

	2003	2002

Annual fee	$80,000	$25,000
Maintenance of holder list	15,781	5,390
Processing payments to holders	9,405	4,043
Administrative fee	—	21,297
Investment advisory fee	3,414	18,673

Total trustee fees	$108,600	$74,403

Pacific Gulf Properties Liquidating Trust

Notes to Financial Statements
(Unaudited)

Note 10.      Interim and Final Distributions

At such time as may be determined by the Trustee, the Trustee shall distribute to the Beneficiaries, in proportion to the respective Beneficial Interests, an amount that represents income from investments and cash comprising the net assets of the Trust. That amount shall be reduced by the retention of reasonable amounts of cash and property determined by the Trustee to be sufficient to meet claims, expenses and contingent liabilities. On May 9, 2003, and September 18, 2002, $5,706,605 ($0.22 per beneficial interest unit) and $19,454,337 ($0.75 per beneficial interest unit), respectively, were distributed or payable by the Trustee to the Beneficiaries as interim distributions. On December 17, 2003, a final distribution of $1,718,103 ($0.066236 per beneficial interest unit) was to be distributed by the Trustee to the Beneficiaries. The actual amount distributed was $1,815,739, resulting in an overpayment of $97,636. That amount, less an allowance for uncollectible overpayments of $12,021, is reflected as a reduction of the amount payable to Beneficiaries in the statement of net assets. The $97,636 that remains to be paid to Beneficiaries was escheated in 2004.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

        Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Wells Fargo Bank, National Association serves as the Trustee of the Trust. The Trust does not have employees or officers.

ITEM 11.   EXECUTIVE COMPENSATION.

        Not applicable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth, as of December 31, 2003, information with respect to the ownership of Beneficial Interests in the Trust by (i) each named executive of the Liquidating Trust, (ii) each Trustee of the Liquidating Trust, (iii) all named executive officers and Trustees of the Liquidating Trust as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the units of Beneficial Interest.

Name of Owner or Trustee	Units of Interest Owned
(i) None	None
(ii) Wells Fargo Bank, National Association	None
(iii) As a group	None
(iv) None	None

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Not applicable.

PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Not applicable.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Exhibits.

2.1 Agreement and Plan of Merger dated as of March 1, 2001 by and between FountainGlen Properties LLC and PGP incorporated by reference to Exhibit A of Pacific Gulf Properties Inc’s definitive proxy statement dated July 13, 2001.

4.1 Pacific Gulf Properties Liquidating Trust Agreement dated August 23, 2001 by and between Wells Fargo Bank, National Association and Pacific Gulf Properties Inc. incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on November 8, 2001.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated May 6, 2003. Current Report on Form 8-K dated December 15, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC GULF PROPERTIES LIQUIDATING TRUST
By:	/s/ Wells Fargo Bank, National Association

Wells Fargo Bank, National Association, solely as Trustee for the Pacific Gulf Properties Liquidating Trust